Form 10QSB
period 1995-03-31
HUDSONS GRILL OF AMERICA INC
filed 1995-06-29
CIK 729545

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1995

Commission file number 0-13642


                 HUDSON'S GRILL OF AMERICA, INC.
         (Name of small business issuer in its charter)


California
(State or other jurisdiction of incorporation)

95-3477313
(IRS Employer Identification Number)

      16970 Dallas Parkway, Suite 402, Dallas, Texas  75248
            (Address of Principal Executive Offices)


Issuer's telephone number, including area code:
(214) 931-9743
PAGE

     Check whether the issuer (1) filed all reports
required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such
shorter period that the registrant was required to file
such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and
reports required to be filed by Section 12, 13 or 15(d) of
the Exchange Act after the distribution of securities
under a plan confirmed by a court.  Yes        No


            APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 6,056,986
PAGE

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                 HUDSON'S GRILL OF AMERICA, INC.

                  CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

               March 31, 1995 and January 1, 1995

                                  March 31,     January 1,
                                  1995          1995

     ASSETS

Current assets:
  Cash and cash equivalents     $  48,389     $  92,750
  Accounts receivable, no allowance
    for doubtful accounts considered
    necessary                      54,749        44,098
 Current portion of notes and lease
    receivable                    371,442       203,005
  Prepaid expenses and other       30,478        14,871

   Total current assets           505,058       354,724

Property and equipment, at cost:

  Leasehold improvements          662,879       933,250
  Restaurant equipment            480,933       772,812
     Furniture and fixtures       196,052       297,266

   Total property and equipment 1,339,864     2,003,328

  Less accumulated depreciation
    and amortization           (1,162,186)   (1,481,435)

       Property and equipment-net 177,678       521,893


Long term portion of notes
  and lease receivable          1,985,610     1,836,679

Liquor licenses-net of
  accumulated amortization
  of $50,313 and $60,785
  respectively                    173,302       243,138

Other assets                       54,513        74,144

   Total assets               $ 2,896,161   $ 3,030,578

                HUDSON'S GRILL OF AMERICA, INC.

                  CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

               March 31, 1995 and January 1, 1995

                                  March 31,     January 1,
                                  1995          1995

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt$  109,695   $ 126,684
  Accounts payable                    104,172      54,309
  Accrued liabilities                  96,211     110,466

   Total current liabilities          310,078     391,459

Long-term debt                      1,204,729   1,238,187

Other long-term liabilities           483,183     523,436

Deferred income                       328,182     348,782

Commitments and contingencies
   (Note 4)

Shareholders' equity:
  Preferred stock, 1,000,000
    shares authorized, none
    issued or outstanding

  Common stock, no par value
     10,000,000 shares authorized
     6,056,986 shares issued and
     outstanding                    4,456,457   4,456,457

  Accumulated deficit              (3,886,468) (3,927,743)


   Total shareholders' equity         569,989     528,714

   Total liabilities and
      and shareholders' equity     $2,896,161  $3,030,578

                 HUDSON'S GRILL OF AMERICA, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                   For the three months ended
                March 31, 1995 and March 31, 1994

                                  March 31,     March 31,
                                  1995          1994

Franchise revenue              $  88,877        $ 22,947
Capital lease income              21,325
Joint venture revenues - and
  equipment lease income          57,319          98,749


                                 167,521         121,696

Costs and expenses:
  Restaurant operations - net     24,094           1,510
  General and administrative      84,615         114,861
  Depreciation and amortization   26,222         107,120
  Franchise expense                                5,000

                                 134,931         228,491

Income (loss) from operations     32,590        (106,795)

Interest expense                 (27,983)        (73,329)
Dividend and interest income      48,022          25,111
Loss on sale of assets           (11,352)
Net income (loss) before
   provision for income taxes     41,277        (155,013)

Provision for income taxes            -0-             -0-

Net income (loss)                 41,277        (155,013)

Net income (loss) attributable to
   common shares                  41,277        (155,013)

Net income (loss) common share $    .005        $   (.02)

                 HUDSON'S GRILL OF AMERICA, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOW

                   For the three months ended
                March 31, 1995 and March 31, 1994

                                  March 31,   March 31,
                                  1995        1994

Cash flows from operating
 activities:

Net income (loss)                $  41,277    $(155,013)
Adjustment to reconcile income
 to net cash flows from operating
 activities:
  Depreciation and amortization     26,222      107,120
  Amortization of deferred income  (21,325)
  Loss on sale of assets            11,352
  Other non-cash items              (8,445)
  Net cash provided by (used for)
    changes in assets and liabilities:
      Accounts receivable           (6,604)     222,757
      Inventories                                86,052
      Prepaid expenses and other   (15,606)      49,746
      Notes receivable             (49,374)
      Accounts payable              (6,194)    (459,287)
      Accrued and other liabilities    367     (258,383)

Net cash flows from operating
 activities:                       (28,330)    (407,008)

Cash flows from investing activities:

  Note receivable principal payments 7,840
  Payments on lease receivables     35,077
  Refund of other assets             2,218
  Note receivable increase - net               (915,105)

Net cash flows from investing
 activities:                        45,135     (915,105)

Net cash flows from financing
  activities:
   Repayment of long term debt     (48,394)
   Notes payable change - net                    44,689
   Repayment of long term
      liabilities                  (12,772)

                 HUDSON'S GRILL OF AMERICA, INC.

                   For the three months ended
                March 31, 1995 and March 31, 1994

                                  March 31,     March 31,
                                  1995          1994

Net cash flows from financing
  activities:                     (61,166)      44,689

Net increase (decrease) in cash   (44,361)  (1,277,424)
Cash at beginning of period        92,750    1,294,602

Cash at end of period           $  48,389    $  17,178

Supplemental cash flow
  information:

     Interest paid              $  27,616    $  22,757
     Income taxes paid          $     800    $

                 HUDSON'S GRILL OF AMERICA, INC.

           Notes to Consolidated Financial Statements

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

     Hudson's Grill of America, Inc. (the "Company") franchises and previously owned and operated full-service restaurants, primarily in Southern California and Texas.
As of March 31, 1995, the Company has franchised fourteen restaurants. Additionally, they own four restaurants, all of which are held for sale. (See Notes 2 and 8).

     The consolidated financial statements include the Company and its wholly-owned subsidiaries, Equipco, Inc.
and Hudson's Grill of Whittier, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     Management is in the process of attempting to sell and franchise the Company's restaurants and believes that these and other cost cutting actions will assist the Company in meeting its cash flow requirements over the next twelve months.

Restaurants Held for Sale

     As of March 31, 1995, restaurants held for sale are
operated under formal and informal joint venture
agreements with prospective purchasers except for its
Whittier location.  The Company has ceased recording
operating revenues and expenses on these joint ventured
locations, but records joint venture and equipment rental
fees (see Note 8).  The Company has recorded the net
operating expense of the Whittier location.  Gross
revenues and expenses for the three months ended March 31,
1995 were:
           Gross revenue                 $  120,748
           Cost of sales and
             operating expense              144,842

           Restaurant operations - net   $  (24,094)

     Management has evaluated the remaining net assets and believes the carrying values do not exceed the net realizable values of those assets.

Cash and Cash Equivalents

     Cash and cash equivalents for purposes of the statement of cash flows consist of cash and short-term investments purchased with an original maturity of three months or less.

                 HUDSON'S GRILL OF AMERICA, INC.

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES (CONT'D)

Non-current Assets

     Depreciation of property and equipment is recognized using the straight-line method over the estimated lives of the assets
(generally five to seven years).

     Amortization of leaseholds is recognized using the straight-line method over the shorter of the initial term of the respective lease or the service life of the leased asset.

     Goodwill was recorded as the difference between the purchase price and the fair value of net assets acquired upon purchase of the initial restaurants, and was amortized on the straight-line method over forty years.
The Company charged against income a total of approximately $3,500,000 of the remaining goodwill balances during the years ended January 1, 1995 and January 2, 1994 in connection with the sales and closures of the related restaurants and the restructuring of the related acquisition debt. All goodwill had been eliminated as of January 1, 1995.

     Liquor licenses are recorded at cost and are amortized over ten years.

Income Taxes

     In the fiscal year beginning January 4, 1993, the Company adopted Statement of Financial Accounting Standard
(SFAS) No. 109, "Accounting for Income Taxes". Adoption of the new statement did not have a material effect on the Company's financial statements.

     Pursuant to SFAS No. 109, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial and income tax reporting bases of assets and liabilities. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

                 HUDSON'S GRILL OF AMERICA, INC.

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES (CONT'D)

Income (loss) per share

     Income per common share is computed based upon the weighted average number of common and common equivalent shares (unless the effect of the common equivalent shares is antidilutive) outstanding during the year. Common stock equivalents consist of outstanding stock options and warrants. Common stock equivalents are assumed to be exercised with the related proceeds used to repurchase outstanding shares except when the effect would be antidilutive.

     The weighted average number of shares outstanding used in the income (loss) per share computation was 8,845,589 for the three months ended March 31, 1995 and 8,845,589 for the three months ended March 31, 1994.

2.  FRANCHISE ACTIVITIES

     In 1991, the Company commenced franchising its Hudson's Grill concept. Under the terms of the standard franchise agreement, the franchisees are obligated to pay the Company an initial franchise fee of $25,000, and a weekly continuing royalty fee of 4% of gross restaurant revenues, and must spend 3% of gross sales on approved advertising, including a weekly 1% marketing fee contributed to the Company's marketing fund. The Company is obligated to provide initial training, continuing management assistance, administration of advertising and sales promotion programs and establishment and monitoring of a marketing fund. Franchising revenues consisted of:

                           Three months     Three months
                           ended            ended
                           March 31, 1995   March 31, 1994

  Initial franchise revenues $   49,374       $
  Continuing franchise
       revenues                  39,503         22,947

    Total franchise revenues $   88,877       $ 22,947

                 HUDSON'S GRILL OF AMERICA, INC.

3.  NOTES AND LEASES RECEIVABLE

     At January 1, 1995 the Company has a $1,199,114 note receivable from its Texas franchisee. A principal shareholder of the Company owns an interest in this entity and Travis L. Bryant (see Note 5) owned an interest in this entity until 1994. Monthly payments of $7,994, interest only through August 1995 and then monthly payments of principal and interest in the amount of $14,549 are required at a rate of 8% per year for ten years. The last payment will consist of all remaining principal and accrued interest due at that time. The note is collateralized by restaurant equipment and improvements. In addition, an offset agreement exists in which the Company can offset any past due amounts on the note against a note payable of $1,154,420 to Travis L.
Bryant.  See Note 5.

     In connection with the sale of restaurants in the year ended January 2, 1994, the Company received a note for $490,000 with annual installments totalling $86,667, over four years with the balance due in the fifth year, plus interest at prime plus 2%. The balance of the note at January 1, 1995 and at March 31, 1995 was $316,667.

     In connection with the sale of a restaurant in the year ended January 1, 1995, the Company received a note for $262,800. The note bears interest at a rate equal to the greater of prime plus 2% or 9%, adjusted on a quarterly basis. Payments of interest only are required for one year, after which ninety-six monthly payments are required in amounts necessary to amortize the remaining principal balance of the note. The Company also leased the restaurant equipment to the purchaser under a ten year lease that has been classified as a sales-type lease. The net carrying value of the lease receivable at March 31, 1995 and January 1, 1995, is composed of the following:

                 HUDSON'S GRILL OF AMERICA, INC.

3.     NOTES AND LEASE RECEIVABLE (CONT'D)

                                  March 31,     January 1,
                                  1995          1995

Future lease payments due
  in fiscal year ending:
December 31, 1995                 $   36,923    $  48,000
December 29, 1996                     48,000       48,000
January 4, 1998                       48,000       48,000
January 3, 1999                       48,000       48,000
January 2, 2000                       48,000       48,000
Thereafter                           224,308      224,308
   Total                             453,231      464,308
   Less amount representing
      unearned interest             (231,969)    (241,775)
                                   $ 221,262    $ 222,533

     In connection with the sale of two restaurants to a single buyer which closed during the three months ended
March 31, 1995, the Company received notes in the amount of $100,000. The notes bear interest at 7.5% and are amortized over five years starting September 30, 1993 (the date the purchase agreement was reached). The Company also leased the restaurants' equipment to the purchaser under two five year leases (beginning October 1, 1993) that have been classified as sales-type leases. The net carrying value of the lease receivables at March 31, 1995 is composed of the following:

                                           March 31,
                                           1995
     Future lease payments due
       fiscal year ending:

     December 31, 1995                     $  72,000
     December 29, 1996                        96,000
     January 4, 1998                          96,000
     January 3, 1999                          72,000
       Total                                 336,000
       Less amount representing
         unearned interest                   (87,909)
                                           $ 248,091

                 HUDSON'S GRILL OF AMERICA, INC.

4.  COMMITMENTS AND CONTINGENT LIABILITIES

     Most of the Company's restaurant buildings and equipment are operated under noncancelable operating leases. Terms of these leases extend from 3 to 25 years.
Certain leases are guaranteed by former directors. In addition to amounts included below, the leases generally provide that the Company pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property, plus a percentage of gross receipts in excess of certain limits stated in the lease agreements.
As explained in Note 8, most of the Company's remaining restaurants are operated by third parties under joint venture agreements and the rental payments are being made by those parties.

     The following is a summary by years of future minimum lease payments on the restaurant locations:

   Fiscal Year Ending:
     December 31, 1995                      $  532,200
     December 29, 1996                         528,714
     January 4, 1998                           500,496
     January 3, 1999                           500,496
     January 2, 2000                           500,496
     Thereafter                              6,558,148
       Total minimum lease payments         $9,120,550

     The Company has assigned to the purchasers, the leases on buildings for seven of the restaurants sold prior to March 31, 1995. Under the terms of the leases, the Company is secondarily liable for the lease payments on these restaurants should the purchasers not fulfill their responsibility under the leases. The future lease payments for these restaurants total approximately
$6,134,312 at January 1, 1995 and March 31, 1995.  In
addition, the Company may be secondarily liable under other leases for restaurants sold in prior years.

     Total rental expenses for operating leases was $22,183 and $19,876 for the three months ended March 31, 1995, and March 31, 1994, respectively.

     The Company is the defendant in a lawsuit filed by two former employees. The Company believes the lawsuit is without merit, but is presently unable to predict whether it will result in a material loss to the Company.

                 HUDSON'S GRILL OF AMERICA, INC.

5.  LONG-TERM DEBT

     Long-term debt at March 31, 1995 and January 1, 1995,
which is collateralized by substantially all of the assets
of the Company, is summarized as follows:
                                  March 31,    January 31,
                                  1995         1995
      Note payable to Travis L.
      Bryant, a former director
      of the Company and a former
      part owner of the Company's
      Texas franchisee, monthly
      interest payments of $7,696
      through November, 1995 and
      monthly installments of
      $14,006 including interest
      at 8% through November, 2005.
      (See below and Note 3.)     $1,154,420   $1,154,420

      Note payable to Corona Market
      Partnership, due in monthly
      installments of $5,327,
      including interest of 8%
      through June, 1997.            131,233      144,414

      Note payable in monthly
      principal installments of
      $5,555, plus interest at prime
      rate plus 2% (total of 10.5%
      at January 1, 1995), due April
      1995.                            5,244       22,229

      Note payable, due in monthly
      installments of $1,435,
      including interest at 12%,
      through May 1996.               23,527       23,527

      Note payable, due in monthly
      installments of $6,793,
      including interest at 7%,
      through March 1995.                          20,281

      Total                        1,314,424    1,364,871

      Less current portion          (109,695)    (126,684)
      Long-term debt              $1,204,729   $1,238,187

                 HUDSON'S GRILL OF AMERICA, INC.

5.  LONG-TERM DEBT (CONT'D)

     Principal payments due in the fiscal years subsequent to January 1, 1995 are as follows:

Fiscal Year Ending:
  December 31, 1995                        $  126,684
  December 29, 1996                           147,932
  January 4, 1998                             116,879
  January 3, 1999                              82,758
  January 2, 2000                             100,456
  Thereafter                                  790,162
    Total                                  $1,364,871

     No covenants of the debt agreements at January 1, 1995 are considered to be materially restrictive.

     In the year ended January 1, 1995, Travis L. Bryant formally agreed to reduce a $3,360,000 note payable to him into a $1,300,000 note due in monthly installments as described above. In addition, Bryant agreed to forgive certain other amounts due him by the Company, which totalled approximately $720,000. In connection with the restructuring transaction, Bryant also received a warrant to purchase 4,000,000 shares of the Company's common stock at $.0625 per share anytime over the next ten years.
Consummation of the agreement was contingent on the Company's performance of certain conditions, including the loan of an additional amount to the Texas franchisee to increase that note receivable from $300,000 to $1,300,000
(see Note 3) and the compromise and satisfaction of certain liabilities due lessors of certain closed restaurant locations (See Note 4). These conditions were satisfied in the year ended January 1, 1995 and the debt restructure was consummated.

6.  INCOME TAXES

     Deferred income taxes are provided for temporary
differences between income tax and financial reporting as
of March 31, 1995 and January 1, 1995 as follows:
                                  March 31,     January 1,
                                  1995          1995
   Deferred tax asset:
    Depreciation                  $  230,000   $  230,000
    Net operating loss               167,000      167,000
    Accrued settlement                60,000       60,000
    Valuation allowance             (457,000)    (457,000)
       Total                      $        0   $        0

                 HUDSON'S GRILL OF AMERICA, INC.

6.  INCOME TAXES (CONT'D)

     At January 1, 1995, and at March 31, 1995 the Company had net operating loss and investment tax credit carryforwards for Federal income tax purposes of $900,000 and $200,000, respectively. Use of these carryforwards may be limited following issuance of the warrant described in Note 5.

7.  SHAREHOLDERS' EQUITY

     The Company is authorized to issue 1,000,000 shares of preferred stock with rights and preferences as designated by the Board of Directors.

     In connection with a transaction with another company in 1991, the Company issued a warrant to acquire 100,000 shares of the Company's common stock at $1.00 per share, which expires January 1, 1996.

     In January 1994, in connection with a debt restructuring agreement described in Note 5, the Company issued warrants to Travis L. Bryant. The warrants are exercisable for 4,000,000 shares of common stock at $.0625 per share and expire in ten years. The exercise price approximated the market value of the stock at the time of grant.

8.  RESTAURANT SALES AND CLOSURES

     During the year ended January 1, 1995, the company sold one restaurant and recorded a deferred gain of $348,782 on the sale, which has been recorded as a liability as of January 1, 1995. The liability will be amortized into income over the terms of the related note and lease receivables (see Note 3).

     On January 31, 1994, the company closed its Irvine restaurant. In connection with this closure, a loss of $460,000 was recorded at January 2, 1994 to write off goodwill and estimate the settlement of lease obligations.
An additional $188,000 of losses related to the closure of the Irvine restaurant have been recorded in the year ended
January 1, 1995.

                 HUDSON'S GRILL OF AMERICA, INC.

8.  RESTAURANT SALES AND CLOSURES (CONT'D)

     The Company is endeavoring to sell all remaining restaurants and has granted purchase options for three of the remaining restaurants owned. These purchase options also include certain joint venture provisions, which began in the second half of the year ended January 2, 1994, whereby, the future purchasers operate the restaurants and the Company receives a joint venturer's fee based on sales, net of certain operating expenses.

     In addition, certain joint venturer's have agreed to lease in-store assets over the term of the joint venture agreements, which expire upon sale of the restaurants.
Joint venture fees and the related lease income for the three months ended March 31, 1995 and three months ended
March 31, 1994 were $57,319 and $111,785, respectively.
After the sale of the restaurants, revenue from the lease of the store assets to the buyer is reported as capital lease income. Capital lease income for the three months ended March 31, 1995 and March 31, 1994 was $21,325 and $-
0-, respectively. Based on the option price provided in these agreements, management does not anticipate recording a loss on sale of these restaurants.

     The Company has written down the carrying value of the one remaining restaurant held for sale by approximately $587,000 during the year ended January 1, 1995 due to diminished prospects for the sale of the restaurant.

Item 2.  Management's Discussion and Analysis.

Net Sales

     Franchise Revenue increased from $22,947 for the quarter ended March 31, 1994 to $88,877 for the quarter ended March 31, 1995. This change reflects the fact that more restaurants are now being operated as franchised units. Net joint venture revenue and equipment lease income was $98,749 in the first quarter of 1994 and decreased to $57,319 in the first quarter of 1995. During this past year several of the Company's joint ventures became franchises, and one became a subsidiary, and thus franchise revenues increased while joint venture revenues decreased. For the quarter ended March 31, 1995, the Company had Capital Lease income of $21,325. This last category is new in 1995. Net Sales which in 1994 was $44,469, is no longer recorded.

Expenses

     Net restaurant operating expenses were $24,094 for the quarter ended March 31, 1995, compared to $1,510 for the quarter ended March 31, 1994. This change is also attributed to the fact that the Company quit operating restaurants during the first quarter of 1994; instead its expenses are now attributable to franchise activities and joint venture operations.

     General and administrative expenses for the quarter ended March 31, 1995, were $86,615 compared to $114,861 for the quarter ended March 31, 1994. This decline is a result of the Company's efforts to reduce overhead by closing the California corporate office and the elimination of administrative positions in 1994.

     Depreciation declined in the first quarter of 1995 to $26,222 from 1994's amount of $107,120. This is mostly due to the sales of Company restaurants and writing off of certain assets related to the Company's Whittier location.

Liquidity and Capital Resources

     The Company had a working capital surplus of approximately $194,980 as of March 31, 1995, as compared to a deficit of $36,735 for January 1, 1995. The increase is due mostly to an increase in the current portion of notes and lease receivables that have resulted from recent sales by the Company of its restaurant locations to franchisees.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     The registrant incorporates by reference its response in its Form 10-KSB filed with the Securities and Exchange
Commission on April 14, 1995 (see Item 3 on page 5 of the
Form 10-KSB).

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibit Index. Following are the exhibits required under Item 601 of Regulation S-B for Form 10-QSB:

Item 601
Exhibit No.   Description                      Page Number

(2)           Plan of Acquisition, Reorgani-
              zation, Arrangement, Liquida-
              tion, or Succession              n/a

(4)           Instruments Defining the Rights
              of Holders Including Indentures  n/a

(6)           No Exhibit Required.             n/a

(11)          Statement Re: Computation of
              Per Share Earnings               n/a <FN1>

(12)          No Exhibit Required.             n/a

(15)          Letter on Unaudited Interim
              Financial Information            n/a <FN2>

(18)          Letter on Change in Accounting
              Principles                       n/a

(19)          Previously Unfiled Documents     n/a

(20)          Reports Furnished to Security
              Holders                          n/a

(23)          Published Report Regarding
              Matters Submitted to Vote        n/a

(24)          Consent of Experts and Counsel   n/a

(25)          Power of Attorney                n/a

(27)          Financial Data Schedule          attached

(28)          Additional Exhibits              n/a

<FN1>     No explanation of the computation of per share
earnings on both the primary and fully diluted basis is necessary because the computation can be clearly determined from the financial statements.

<FN2>     No reports on unaudited interim financial
information has been prepared by the Company's independent accountants, and therefore, no letter is required from the Company's independent accountants.

(b)  Reports on Form 8-K.  The following reports on Form
8-K were filed during the quarter ending March 31, 1994:

     1. February 23, 1995. The Company reported that two notes had been extended for twelve months; on one note the Company was the maker and on the other note the Company was the payee. These are the offsetting notes that originated as part of the Travis Bryant transaction in 1994. The Company also reported that its State and A note was modified; that its Texas franchisee had opened a new Hudson's restaurant; that a subsidiary had been formed for its Whittier, California, location; and that it completed its sale of its Westlake Village and Simi Valley locations.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          (Registrant)     HUDSON'S GRILL OF AMERICA, INC.


                           By: s/s David L. Osborn
                               David L. Osborn, President


                               Date:     May 19, 1995



f\sec\950518.O01