Form 10QSB
period 1995-06-30
HUDSONS GRILL OF AMERICA INC
filed 1995-08-15
CIK 729545

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1995

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

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
                                               HUDSON'S GRILL OF AMERICA, INC.

                                              CONSOLIDATED BALANCE SHEETS
                                                       (UNAUDITED)

                                            June 30, 1995 and January 1, 1995


                                          June 30,      January 1,
                                            1995           1995


        ASSETS

Current assets:
  Cash and cash equivalents             $    25,564     $    92,750
  Accounts receivable, no allowance
    for doubtful accounts considered
    necessary                                78,967          44,098
  Current portion of notes and lease
    receivable                              390,755         203,005
  Prepaid expenses and other                 31,112          14,871

       Total current assets                 526,398         354,724

Property and equipment, at cost:

  Leasehold improvements                    662,879         933,250
  Restaurant equipment                      480,933         772,812
  Furniture and fixtures                    196,052         297,266

       Total property and equipment       1,339,864       2,003,328

  Less accumulated depreciation
    and amortization                     (1,176,889)     (1,481,435)

       Property and equipment-net           162,975         521,893


Long term portion of notes
  and lease receivable                    1,913,682       1,836,679

Liquor licenses-net of
  accumulated amortization
  of $55,902 and $60,785
  respectively                              167,713         243,138

Other assets                                 38,929          74,144

      Total assets                      $ 2,809,697     $ 3,030,578
PAGE

                                             HUDSON'S GRILL OF AMERICA, INC.

                                              CONSOLIDATED BALANCE SHEETS
                                                       (UNAUDITED)

                                            June 30, 1995 and January 1, 1995


                                              June 30,    January 1,
                                                1995          1995

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt         $  125,138     $  126,684
  Accounts payable                              83,205        154,309
  Accrued liabilities                           94,375        110,466

    Total current liabilities                  302,718        391,459

Long-term debt                               1,170,596      1,238,187

Other long-term liabilities                    483,643        523,436

Deferred income                                320,635        348,782

Commitments and contingencies
   (Note 4)

Shareholders' equity:
  Preferred stock, 1,000,000
    shares authorized, none
    issued or outstanding

  Common stock, no par value
     10,000,000 shares authorized
     6,056,986 shares issued and
     outstanding                             4,456,457      4,456,457

  Accumulated deficit                       (3,924,352)    (3,927,743)


    Total shareholders' equity                 532,105        528,714

    Total liabilities and
      and shareholders' equity              $2,809,697     $3,030,578

PAGE

                                             HUDSON'S GRILL OF AMERICA, INC.

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                               For the three months ended
                                             June 30, 1995 and June 30, 1994

                                              June 30,      June 30,
                                                1995          1994

Franchise revenue                           $    59,264    $   14,179
Capital lease income                             13,421
Joint venture revenues - and
  equipment lease income                         59,033       174,019


                                                131,718       188,198

Costs and expenses:
  Restaurant operations - net                    21,752
  General and administrative                    164,176       117,243
  Depreciation and amortization                  20,292        99,544

                                                206,220       216,787

Loss from operations                            (74,502)      (28,589)

Interest expense                                (24,942)      (63,695)
Dividend and interest income                     38,817        44,552
Gain on sale of assets                           17,624        22,500
Miscellaneous income                              5,119
Loss on store closure                                          (1,396)
Loss from impairment of assets                               (576,827)

Net loss before provision
   for income taxes and
   extraordinary item                           (37,884)     (603,455)

Provision for income taxes                          -0-           -0-

Net loss before extraordinary item              (37,884)     (603,455)

Extraordinary item - Gain from
   extinguishment of debt                                   1,747,233
PAGE

Net income (loss)                               (37,884)    1,143,778

Net income (loss) attributable to
   common shares                                (37,844)    1,143,778

Net income (loss) common share              $    (.0038)   $      .19

PAGE

                                             HUDSON'S GRILL OF AMERICA, INC.

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                                For the six months ended
                                             June 30, 1995 and June 30, 1994

                                              June 30,      June 30,
                                                1995          1994

Franchise revenue                           $   148,141    $   37,126
Capital lease income                             34,746
Joint venture revenues - and
  equipment lease income                        116,352       272,768


                                                299,239       309,894

Costs and expenses:
  Restaurant operations - net                    45,846         1,510
  General and administrative                    248,791       232,104
  Depreciation and amortization                  46,514       206,664
  Franchise expense                                             5,000

                                                341,151       445,278

Loss from operations                            (41,912)     (135,384)

Interest expense                                (52,925)     (137,024)
Dividend and interest income                     86,839        69,663
Gain on sale of assets                            6,272        22,500
Miscellaneous income                              5,119
Loss on store closure                                          (1,396)
Loss from impairment of assets                               (576,827)

Net income (loss) before provision
   for income taxes and
   extraordinary item                             3,393      (758,468)

Provision for income taxes                          -0-           -0-

Net income (loss) before
   extraordinary item                             3,393      (758,468)

Extraordinary item - Gain from
   extinguishment of debt                                   1,747,233
PAGE

Net income                                        3,393       988,765

Net income attributable to
   common shares                                  3,393       988,765

Net income common share                     $     .0003    $      .16
PAGE

                                        HUDSON'S GRILL OF AMERICA, INC.

                                          CONSOLIDATED STATEMENTS OF CASH FLOW

                                                For the six months ended
                                             June 30, 1995 and June 30, 1994

                                              June 30,      June 30,
                                                1995          1994

Cash flows from operating
  activities:

Net income                                  $    3,393    $   988,765
Adjustment to reconcile income
  to net cash flows from operating
  activities:
     Depreciation and amortization              46,513        206,664
     Amortization of deferred income           (35,470)
     Gain on sale of assets                     (6,272)       (22,500)
     Loss from impairment of assets                           576,827
     Gain from extinguishment of debt                      (1,747,233)
     Non-cash income and expense               (48,682)
     Net cash provided by (used for)
       changes in assets and liabilities:
         Accounts receivable                   (22,375)       224,127
         Inventories                                           86,052
         Prepaid expenses and other            (17,457)        39,796
         Accounts payable                      (27,159)      (522,455)
         Accrued and other liabilities          (1,469)       (61,486)

Net cash flows from operating activities      (108,978)      (231,443)

Cash flows from investing activities:

    Proceeds from sale of assets                12,182         22,500
    Note receivable principal payments          36,602        151,907
    Payments on lease receivables               55,077
    Refund of other assets                      17,787
    Additions to notes receivable                          (1,000,000)

Net cash flows from investing
  activities                                   121,648       (825,593)

Net cash flows from financing
  activities:
    Repayment of long term debt                (67,084)      (287,697)
    Proceeds from notes payable                               120,000
    Repayment of long term liabilities         (12,772)
PAGE

                                        HUDSON'S GRILL OF AMERICA, INC.

                                                For the six months ended
                                             June 30, 1995 and June 30, 1994

                                               June 30,      June 30,
                                                1995          1994

Net cash flows from financing
  activities:                                   (79,856)     (167,697)

Net decrease in cash                            (67,186)   (1,224,733)
Cash at beginning of period                      92,750     1,294,602

Cash at end of period                       $    25,564    $   69,869

Supplemental cash flow
  information:

     Interest paid                          $    53,303    $   51,259
     Income taxes paid                      $              $
PAGE

                                        HUDSON'S GRILL OF AMERICA, INC.

                                  Notes to Consolidated Financial Statements

1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Hudson's Grill of America, Inc. (the "Company") franchises and previously owned and operated full-service restaurants, primarily in Southern California and Texas. As of June 30, 1995, the Company has franchised fourteen restaurants. Additionally, they own four restaurants, all of which are held for sale. (See Notes 2 and 8).

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

Restaurants Held for Sale

        As of June 30, 1995, restaurants held for sale are operated under formal and informal joint venture agreements with prospective purchasers except for its Whittier location. The Company has ceased recording operating revenues and expenses on these joint ventured locations, but records joint venture and equipment rental fees (see Note 8). The Company has recorded the net operating expense of the Whittier location. Gross revenues and expenses for the three months and six months ended June 30,
1995 were:
                                     Three months     Six months

       Gross revenue                   $150,149        $270,897
       Cost of sales and
          operating expense            (171,901)       (316,743)

       Restaurant operations - net     $(21,752)       $(45,846)

        Management has evaluated the remaining net assets and believes the carrying values do not exceed the net realizable values of those assets.

Cash and Cash Equivalents

        Cash and cash equivalents for purposes of the statement of cash flows consist of cash and short-term investments purchased with an original maturity of three months or less.

PAGE

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


PAGE

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

        The weighted average number of shares outstanding used in the income (loss) per share computation was 10,056,986 for the six months ended June 30, 1995 and 6,056,986 for the six months ended June 30, 1994.

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

                                  Six months         Six months
                                    ended              ended
                                   June 30,           June 30,
                                     1995               1994

   Initial franchise revenues     $   49,374         $
   Continuing franchise
       revenues                       98,767             37,126

       Total franchise revenues   $  148,141         $   37,126



PAGE

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

        In connection with the sale of restaurants in the year ended January 2, 1994, the Company received a note for $490,000 with annual installments totalling $86,667, over four years with the balance due in the fifth year, plus interest at prime plus 2%.
The balance of the note at January 1, 1995 and at June 30, 1995 was $316,667 and $291,667 respectively.

        In connection with the sale of a restaurant in the year ended January 1, 1995, the Company received a note for $262,800. The note bears interest at a rate equal to the greater of prime plus 2% or 9%, adjusted on a quarterly basis. Payments of interest only are required for one year, after which ninety-six monthly payments are required in amounts necessary to amortize the remaining principal balance of the note. The Company also leased the restaurant equipment to the purchaser under a ten year lease that has been classified as a sales-type lease. The net carrying value of the lease receivable at June 30, 1995 and January 1, 1995, is composed of the following:

                                     June 30,         January 1,
                                       1995               1995
        Future lease payments due
        in fiscal year ending:
     December 31, 1995             $   24,923          $  48,000
     December 29, 1996                 48,000             48,000
     January 4, 1998                   48,000             48,000
     January 3, 1999                   48,000             48,000
     January 2, 2000                   48,000             48,000
     Thereafter                       224,308            224,308
       Total                          441,231            464,308
       Less amount representing
         unearned interest           (222,261)          (241,775)
                                   $  218,970          $ 222,533
PAGE

                                        HUDSON'S GRILL OF AMERICA, INC.

3.      NOTES AND LEASE RECEIVABLE (CONT'D)

        In connection with the sale of two restaurants to a single buyer which closed during the six months ended June 30, 1995, the Company received notes in the amount of $100,000. The notes bear interest at 7.5% and are amortized over five years starting September 30, 1993 (the date the purchase agreement was reached). The Company also leased the restaurants' equipment to the purchaser under two five year leases (beginning October 1, 1993) that have been classified as sales-type leases. The net carrying value of the lease receivables at June 30, 1995 is composed of the following:
                                                     June 30,
                                                       1995
        Future lease payments due
        fiscal year ending:

     December 31, 1995                               $  64,000
     December 29, 1996                                  96,000
     January 4, 1998                                    96,000
     January 3, 1999                                    72,000
       Total                                           328,000
       Less amount representing
         unearned interest                             (84,195)
                                                     $ 243,805

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

PAGE

                                        HUDSON'S GRILL OF AMERICA, INC.

4.      COMMITMENTS AND CONTINGENT LIABILITIES (CONT'D)

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

        The Company has assigned to the purchasers, the leases on buildings for seven of the restaurants sold prior to June 30, 1995. Under the terms of the leases, the Company is secondarily liable for the lease payments on these restaurants should the purchasers not fulfill their responsibility under the leases.
The future lease payments for these restaurants total approximately $6,134,312 at January 1, 1995 and June 30, 1995.
In addition, the Company may be secondarily liable under other leases for restaurants sold in prior years.

        Total rental expenses for operating leases was $44,246 and $44,953 for the six months ended June 30, 1995, and June 30, 1994, respectively.

        The Company is the defendant in a lawsuit filed by two former employees. The Company believes the lawsuit is without merit, but is presently unable to predict whether it will result in a material loss to the Company.

PAGE

                                        HUDSON'S GRILL OF AMERICA, INC.

5.      LONG-TERM DEBT

        Long-term debt at June 30, 1995 and January 1, 1995, which is collateralized by substantially all of the assets of the
Company, is summarized as follows:
                                     June 30,         January 31,
                                       1995               1995

        Note payable to Travis L.
      Bryant, a former director
      of the Company and a former
      part owner of the Company's
      Texas franchisee, monthly
      interest payments of $7,696
      through November, 1995 and
      monthly installments of
      $14,006 including interest
      at 8% through November, 2005.
      (See below and Note 3.)         $1,154,420     $1,154,420

        Note payable to Corona Market
      Partnership, due in monthly
      installments of $5,327,
      including interest of 8%
      through June, 1997.                117,787        144,414

        Note payable in monthly
      principal installments of
      $5,555, plus interest at prime
      rate plus 2% (total of 10.5%
      at January 1, 1995), due April
      1995.                                              22,229

        Note payable, due in monthly
      installments of $1,435,
      including interest at 12%,
      through May 1996.                   23,527         23,527

        Note payable, due in monthly
      installments of $6,793,
      including interest at 7%,
      through March 1995.                                20,281

        Total                             1,295,734      1,364,871

        Less current portion               (125,138)      (126,684)
        Long-term debt                   $1,170,596     $1,238,187

PAGE

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

        In the year ended January 1, 1995, Travis L. Bryant formally agreed to reduce a $3,360,000 note payable to him into a $1,300,000 note due in monthly installments as described above.
In addition, Bryant agreed to forgive certain other amounts due him by the Company, which totalled approximately $720,000. In connection with the restructuring transaction, Bryant also received a warrant to purchase 4,000,000 shares of the Company's common stock at $.0625 per share anytime over the next ten years. Consummation of the agreement was contingent on the Company's performance of certain conditions, including the loan of an additional amount to the Texas franchisee to increase that note receivable from $300,000 to $1,300,000 (see Note 3) and the compromise and satisfaction of certain liabilities due lessors of certain closed restaurant locations (See Note 4). These conditions were satisfied in the year ended January 1, 1995 and the debt restructure was consummated. The total debt forgiveness of $1,747,233, net of approximately $1,033,000 of the write-off of associated goodwill, has been recorded as an extraordinary item.


PAGE

                                        HUDSON'S GRILL OF AMERICA, INC.

6.      INCOME TAXES

        Deferred income taxes are provided for temporary differences between income tax and financial reporting as of June 30, 1995 and January 1, 1995 as follows:
                                  June 30,            January 1,
                                     1995                1995

        Deferred tax asset:
       Depreciation              $  230,000          $  230,000
       Net operating loss           167,000             167,000
       Accrued settlement            60,000              60,000
       Valuation allowance         (457,000)           (457,000)

                                 $                   $


        At January 1, 1995, and at June 30, 1995 the Company had net operating loss and investment tax credit carryforwards for Federal income tax purposes of $900,000 and $200,000, respectively. Use of these carryforwards may be limited following issuance of the warrant described in Note 5.


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

PAGE

                                        HUDSON'S GRILL OF AMERICA, INC.

8.      RESTAURANT SALES AND CLOSURES (CONT'D)

        The liability will be amortized into income as gain on sale of assets over the terms of the related note and lease receivables (see Note 3).

        On January 31, 1994, the company closed its Irvine restaurant. In connection with this closure, a loss of $460,000 was recorded at January 2, 1994 to write off goodwill and estimate the settlement of lease obligations. An additional $188,000 of losses related to the closure of the Irvine restaurant have been recorded in the year ended January 1, 1995.

        The Company is endeavoring to sell all remaining restaurants and has granted purchase options for three of the remaining restaurants owned. These purchase options also include certain joint venture provisions, which began in the second half of the year ended January 2, 1994, whereby, the future purchasers operate the restaurants and the Company receives a joint venturer's fee based on sales, net of certain operating expenses.
In addition, certain joint venturer's have agreed to lease in-store assets over the term of the joint venture agreements, which expire upon sale of the restaurants. Joint venture fees and the related lease income for the six months ended June 30, 1995 and six months ended June 30, 1994 were $116,352 and $272,768, respectively. After the sale of the restaurants, revenue from the lease of the store assets to the buyer is reported as capital lease income. Capital lease income for the six months ended June 30, 1995 and June 30, 1994 was $34,746 and $-0-, respectively.
Based on the option price provided in these agreements, management does not anticipate recording a loss on sale of these restaurants.

        The Company has written down the carrying value of the one remaining restaurant held for sale by approximately $587,000 during the year ended January 1, 1995 due to diminished prospects for the sale of the restaurant.


PAGE

Item 2.  Management's Discussion and Analysis.

Net Sales

     Franchise Revenue increased from $37,126 for the half year ended June 30, 1994 to $148,141 for the half year ended June 30, 1995. This change reflects the fact that more restaurants are now being operated as franchised units. Net joint venture revenue and equipment lease income was $272,768 in the first half year of 1994 and decreased to $116,352 in the first half year of 1995. During this past year several of the Company's joint ventures became franchises, and one became a subsidiary, and thus franchise revenues increased while joint venture revenues decreased. For the half year ended June 30, 1995, the Company had Capital Lease income of $34,746. This last category is new in 1995.

Expenses

     Net restaurant operating expenses were $45,846 for the half year ended June 30, 1995, compared to $1,510 for the half year ended June 30, 1994. This change is also attributed to the fact that the Company quit operating restaurants during the first half year of 1994; instead its expenses are now attributable to franchise activities and joint venture operations.

     General and administrative expenses for the half year ended June 30, 1995, were $248,791 compared to $232,104 for the half year ended June 30, 1994. This increase is partially due to the Company's recent hiring of a vice president to coordinate new franchising opportunities and to support existing franchises.

     Depreciation declined in the first half year of 1995 to $46,514 from 1994's amount of $206,664. This is mostly due to the sales of Company restaurants and writing off of certain assets related to the Company's Whittier location.

Liquidity and Capital Resources

     The Company had a working capital surplus of approximately $223,680 as of June 30, 1995, as compared to a deficit of $36,735 for January 1, 1995. The increase is due mostly to an increase in the current portion of notes and lease receivables that have resulted from recent sales by the Company of its restaurant locations to franchisees.

PAGE

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     The registrant incorporates by reference its response in its Form 10-KSB filed with the Securities and Exchange Commission on April 14, 1995 (see Item 3 on page 5 of the Form 10-KSB).

Item 5.  Other Information.

     Pursuant to a letter dated May 26, 1995, Jotar, Inc., a corporation affiliated with Greg Georgas, who is associated with four corporate entities that are franchisees of the registrant, made an offer to purchase the Hudson's Grill trademark and all rights of the registrant to use the trademark for $250,000. The directors of the registrant rejected the offer. In another matter related to the Jotar, Inc., affiliates, the registrant is in preliminary discussions with the same principals concerning expansion opportunities in California, New York, New Jersey and Connecticut.

    Recently the registrant learned that some of its litigation expense on the Torres case may be reimbursed. The registrant is pursuing this issue. The registrant also learned that the California Board of Equalization would be seeking to recover unpaid sales tax remaining from the joint venture in which the registrant was a non-operating venturer at the Hudson's Grill located in Whittier, California. The operating venturer incurred the liability and is unable to pay it, and California is attempting to collect the liability from the registrant. The unpaid sales tax, penalties and interest is in excess of $40,000.

    Pursuant to an agreement recently signed by the registrant's former landlord of the Hudson's Grill in Irvine, California, the registrant is obligated to pay $85,000 to settle its potential obligation under the lease. The first settlement funds of $50,000 are to be paid on or before September 5, 1995.
PAGE

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

PAGE

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

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ending June 30, 1995:

     1. June 30, 1995. The registrant reported that Mr. Tom Sacco had been named Senior Vice President of Operations and Franchise Development and that his consulting company would be paid $10,000 per month along with various other benefits. Mr. Sacco was also granted options to purchase the registrant's stock. The registrant also reported that it entered into a contract to sell its Hornblower's restaurant for $300,000 to its current manager. The registrant is currently working with the buyer to close the sale quickly but does not anticipate closing until at least later in 1995. The registrant's insurance company also agreed to assume the defense of the Torres case. The Irvine lease settlement was also disclosed on June 30, 1995, although the landlord did not actually complete the execution of the agreement until August 5, 1995.

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



elink\filing\10QSB1.952