Form 10QSB
period 1995-09-30
HUDSONS GRILL OF AMERICA INC
filed 1995-11-14
CIK 729545

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1995

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

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
PAGE

                       HUDSON'S GRILL OF AMERICA, INC.

                        CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                   September 30, 1995 and January 1, 1995


                                        September 30,   January 1,
                                            1995           1995


      ASSETS

Current assets:
  Cash and cash equivalents             $     3,568     $    92,750
  Accounts receivable, no allowance
    for doubtful accounts considered
    necessary                                57,265          44,098
  Current portion of notes and lease
    receivable                              427,483         203,005
  Prepaid expenses and other                 29,664          14,871

       Total current assets                 517,980         354,724

Property and equipment, at cost:

  Leasehold improvements                    662,879         933,250
  Restaurant equipment                      480,933         772,812
  Furniture and fixtures                    196,052         297,266

       Total property and equipment       1,339,864       2,003,328

  Less accumulated depreciation
    and amortization                     (1,191,591)     (1,481,435)

       Property and equipment-net           148,273         521,893


Long term portion of notes
  and lease receivable                    1,841,530       1,836,679

Liquor licenses-net of
  accumulated amortization
  of $66,491 and $53,191
  respectively                              162,124         243,138

Other assets                                 48,913          74,144

      Total assets                      $ 2,718,820     $ 3,030,578



PAGE

                       HUDSON'S GRILL OF AMERICA, INC.

                        CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                   September 30, 1995 and January 1, 1995


                                            September 30,  January 1,
                                                1995          1995

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt         $  147,714     $  126,684
  Accounts payable                             101,151        154,309
  Accrued liabilities                          112,899        110,466

    Total current liabilities                  361,764        391,459

Long-term debt                               1,135,776      1,238,187

Other long-term liabilities                    335,403        523,436

Deferred income                                313,224        348,782

Commitments and contingencies
   (Note 4)

Shareholders' equity:
  Preferred stock, 1,000,000
    shares authorized, none
    issued or outstanding

  Common stock, no par value
     10,000,000 shares authorized
     6,056,986 shares issued and
     outstanding                             4,456,457      4,456,457

  Accumulated deficit                       (3,883,804)    (3,927,743)


    Total shareholders' equity                 572,653        528,714

    Total liabilities and
      and shareholders' equity              $2,718,820     $3,030,578






PAGE

                       HUDSON'S GRILL OF AMERICA, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

    For the three months ended September 30, 1995 and September 30, 1994

                                         September 30,    September 30,
                                             1995             1994

Franchise revenue                        $    50,750      $    21,272
Capital lease income                          16,437
Joint venture revenues -
   equipment lease income                     39,608          135,792

                                             106,795          157,064

Costs and expenses:
   Restaurant operations - net                40,671
   General and administrative                118,770           71,558
   Depreciation and amortization              20,307           65,573
   Franchise expense

                                             179,748          137,131

Income (loss) from operations                (72,953)          19,933

Interest expense                             (25,295)         (33,928)
Interest income                               38,838           33,412
Gain on sale of assets                         7,412          348,782
Miscellaneous income                           5,780
Gain (loss) on store closure                  86,766           (8,045)
Loss from impairment of assets
Amortization of deferred income                                 3,326

Net income before provision for
   income taxes and extraordinary item        40,548          363,480

Provision for income taxes

Net income before
   extraordinary item                         40,548          363,480

Extraordinary item - Gain from
   extinguishment of debt

Net income                                    40,548          363,480

Net income attributable to
   common shares                              40,548          363,480

Net income common share                  $     .0041       $      .06

PAGE

                       HUDSON'S GRILL OF AMERICA, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

     For the nine months ended September 30, 1995 and September 30, 1994

                                         September 30,    September 30,
                                             1995             1994

Franchise revenue                        $   198,891      $    58,398
Capital lease income                          51,183
Joint venture revenues -
   and equipment lease income                155,960          408,560

                                             406,034          466,958

Costs and expenses:
   Restaurant operations - net                86,517            1,510
   General and administrative                367,561          303,662
   Depreciation and amortization              66,821          272,237
   Franchise expense                                            5,000

                                             520,899          582,409

Loss from operations                        (114,865)        (115,451)

Interest expense                             (78,220)        (170,952)
Interest income                              125,677          103,075
Gain on sale of assets                        13,684          371,282
Miscellaneous income                          10,899
Gain (loss) on store closure                  86,766           (9,441)
Loss from impairment of assets                               (576,827)
Amortization of deferred income                                 3,326

Net income (loss) before provision
   for income taxes and
   extraordinary item                         43,941         (394,988)

Provision for income taxes

Net income (loss) before
   extraordinary item                         43,941         (394,988)

Extraordinary item - Gain from
   extinguishment of debt                                   1,747,233

Net income                                    43,941        1,352,245

Net income attributable to
   common shares                              43,941        1,352,245

Net income common share                 $      .0044      $       .22
PAGE

                       HUDSON'S GRILL OF AMERICA, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOW

                         For the nine months ended
                  September 30, 1995 and September 30, 1994

                                            September 30,  September 30,
                                                1995           1994

Cash flows from operating
  activities:

Net income                                  $   43,941    $ 1,352,245
Adjustment to reconcile income
  to net cash flows from operating
  activities:
     Depreciation and amortization              66,821        272,237
     Amortization of deferred income           (51,907)        (3,326)
     Gain on sale of assets                    (13,684)      (371,282)
     Loss from impairment of assets                           576,827
     Gain from extinguishment of debt                      (1,747,233)
     Non-cash income and expense              (132,400)
     Net cash provided by (used for)
       changes in assets and liabilities:
         Accounts receivable                   (24,569)       222,606
         Prepaid expenses and other            (16,356)        55,556
         Accounts payable                       (9,214)      (522,455)
         Accrued and other liabilities           2,055         31,635

Net cash flows from operating activities      (135,313)      (133,190)

Cash flows from investing activities:

    Proceeds from sale of assets                12,182         25,595
    Note receivable principal payments          84,358        180,030
    Payments on lease receivables               80,377
    Other assets                                 7,787          8,843
    Additions to notes receivable                          (1,000,000)

Net cash flows from investing
  activities                                   184,704       (785,532)

Net cash flows from financing
  activities:
    Repayment of long term debt                (80,801)      (384,970)
    Proceeds from notes payable                 25,000        120,000
    Repayment of long term liabilities         (82,772)

Net cash flows from financing
  activities:                                 (138,573)      (264,970)

PAGE

                       HUDSON'S GRILL OF AMERICA, INC.

                         For the nine months ended
                  September 30, 1995 and September 30, 1994

                                            September 30,  September 30,
                                                1995           1994

Net decrease in cash                            (89,182)   (1,183,692)

Cash at beginning of period                      92,750     1,294,602

Cash at end of period                       $     3,568    $  110,910

Supplemental cash flow
  information:

     Interest paid                          $    78,656    $   81,899
     Income taxes paid                      $              $      800

PAGE

                    HUDSON'S GRILL OF AMERICA, INC.

              Notes to Consolidated Financial Statements

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Hudson's Grill of America, Inc. (the "Company") franchises and previously owned and operated full-service restaurants, primarily in Southern California and Texas. As of September 30, 1995, the Company has franchised fourteen restaurants. Additionally, they own four restaurants, all of which are held for sale. (See Notes 2 and 8).

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

Restaurants Held for Sale

      As of September 30, 1995, restaurants held for sale are operated under formal and informal joint venture agreements with prospective purchasers except for its Whittier location. The Company has ceased recording operating revenues and expenses on these joint ventured locations, but records joint venture and equipment rental fees (see Note 8). The Company has recorded the net operating expense of the Whittier location. Gross revenues and expenses for the three months and nine months ended September 30, 1995 were:
                                     Three months     Nine months

       Gross revenue                   $170,521        $320,670
       Cost of sales and
          operating expense            (211,192)       (407,187)

       Restaurant operations - net     $(40,671)       $(86,517)

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

      The weighted average number of shares outstanding used in the income (loss) per share computation was 10,056,986 for the nine months ended September 30, 1995 and 6,056,986 for the nine months ended September 30, 1994.

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

                                  Nine months       Nine months
                                    ended             ended
                                 September 30,      September 30,
                                     1995               1994

   Initial franchise revenues     $   49,374         $
   Continuing franchise
       revenues                      149,517             58,398

       Total franchise revenues   $  198,891         $   58,398


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

      In connection with the sale of restaurants in the year ended January 2, 1994, the Company received a note for $490,000 with annual installments totalling $86,667, over four years with the balance due in the fifth year, plus interest at prime plus 2%.
The balance of the note at January 1, 1995 and at September 30, 1995 was $316,667 and $256,667 respectively.

      In connection with the sale of a restaurant in the year ended January 1, 1995, the Company received a note for $262,800. The note bears interest at a rate equal to the greater of prime plus 2% or 9%, adjusted on a quarterly basis. Payments of interest only are required for one year, after which ninety-six monthly payments are required in amounts necessary to amortize the remaining principal balance of the note. The Company also leased the restaurant equipment to the purchaser under a ten year lease that has been classified as a sales-type lease. The net carrying value of the lease receivable at September 30, 1995 and January 1, 1995, is composed of the following:

                                  September 30,        January 1,
                                       1995               1995
      Future lease payments due
       in fiscal year ending:
      December 31, 1995             $   12,923          $  48,000
     December 29, 1996                 48,000             48,000
     January 4, 1998                   48,000             48,000
     January 3, 1999                   48,000             48,000
     January 2, 2000                   48,000             48,000
     Thereafter                       224,308            224,308
       Total                          429,231            464,308
       Less amount representing
         unearned interest           (212,660)          (241,775)
                                   $  216,571          $ 222,533
PAGE

                    HUDSON'S GRILL OF AMERICA, INC.

3.    NOTES AND LEASE RECEIVABLE (CONT'D)

      In connection with the sale of two restaurants to a single buyer which closed during the nine months ended September 30, 1995, the Company received notes in the amount of $100,000. The notes bear interest at 7.5% and are amortized over five years starting September 30, 1993 (the date the purchase agreement was reached). The Company also leased the restaurants' equipment to the purchaser under two five year leases (beginning October 1,
1993) that have been classified as sales-type leases. The net carrying value of the lease receivables at September 30, 1995 is composed of the following:
                                                   September 30,
                                                       1995
      Future lease payments due
       fiscal year ending:

     December 31, 1995                               $  24,000
     December 29, 1996                                  96,000
     January 4, 1998                                    96,000
     January 3, 1999                                    72,000
       Total                                           288,000
       Less amount representing
         unearned interest                             (77,360)
                                                     $ 210,640

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

      The Company has assigned to the purchasers, the leases on buildings for seven of the restaurants sold prior to September 30, 1995. Under the terms of the leases, the Company is secondarily liable for the lease payments on these restaurants should the purchasers not fulfill their responsibility under the leases. The future lease payments for these restaurants total approximately $6,134,312 at January 1, 1995 and September 30, 1995. In addition, the Company may be secondarily liable under other leases for restaurants sold in prior years.

      Total rental expenses for operating leases was $66,934 and $71,021 for the nine months ended September 30, 1995, and September 30, 1994, respectively.


5.    LONG-TERM DEBT

      Long-term debt at September 30, 1995 and January 1, 1995, which is collateralized by substantially all of the assets of the Company, is summarized as follows:
                                  September 30,       January 31,
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

PAGE

                    HUDSON'S GRILL OF AMERICA, INC.

5.    LONG-TERM DEBT (CONT'D):
                                  September 30,       January 31,
                                       1995               1995

     Note payable to Corona Market
      Partnership, due in monthly
      installments of $5,327,
      including interest of 8%
      through June, 1997.              104,070          144,414

     Note payable, interest at
      12%.  Principal and interest
      due December 26, 1995.            25,000

      Note payable in monthly
      principal installments of
      $5,555, plus interest at prime
      rate plus 2% (total of 10.5%
      at January 1, 1995), due April
      1995.                                              22,229

      Note payable, due in monthly
      installments of $1,435,
      including interest at 12%,
      through May 1996.                                  23,527

      Note payable, due in monthly
      installments of $6,793,
      including interest at 7%,
      through March 1995.                                20,281

      Total                           1,283,490        1,364,871

      Less current portion             (147,714)        (126,684)

      Long-term debt                 $1,135,776       $1,238,187



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

PAGE

                    HUDSON'S GRILL OF AMERICA, INC.

6.    INCOME TAXES

      Deferred income taxes are provided for temporary differences between income tax and financial reporting as of September 30, 1995 and January 1, 1995 as follows:
                                September 30,         January 1,
                                     1995                1995

      Deferred tax asset:
       Depreciation              $  230,000          $  230,000
       Net operating loss           167,000             167,000
       Accrued settlement            60,000              60,000
       Valuation allowance         (457,000)           (457,000)

                                 $                   $


      At January 1, 1995, and at September 30, 1995 the Company had net operating loss and investment tax credit carryforwards for Federal income tax purposes of $900,000 and $200,000, respectively. Use of these carryforwards is limited following issuance of the warrant described in Note 5.


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

      The directors also voted to grant to Mr. Sacco options to purchase 400,000 shares of the Company's stock. One hundred thousand shares will vest each year on May 1st, starting in 1995 and ending in 1998. The exercise price will be set at the time of vesting at the average between the closing bid and asked on the day of vesting (or the next business day if May 1 is not a PAGE

                    HUDSON'S GRILL OF AMERICA, INC.

7.    SHAREHOLDERS' EQUITY (CONT'D)

business day). The 1995 options are already vested with an option exercise price of 10.9 cents. All of the options vest in the event a tender offer is made for all of the Company's stock.


8.    RESTAURANT SALES AND CLOSURES

      During the year ended January 1, 1995, the company sold one restaurant and recorded a deferred gain of $348,782 on the sale, which has been recorded as a liability as of January 1, 1995.
The liability will be amortized into income as gain on sale of assets over the terms of the related note and lease receivables (see Note 3).

      On January 31, 1994, the Company closed its Irvine restaurant. In connection with this closure, a loss of $460,000 was recorded at January 2, 1994 to write off goodwill and estimate the settlement of lease obligations. An additional
$188,000 of losses related to the closure of the Irvine restaurant were recorded in the year ended January 1, 1995.

      On September 5, 1995, the Company negotiated a settlement of the lease obligations for $85,000 payable $50,000 at closing, $20,000 on October 4, 1995 and $15,000 on November 6, 1995. This
settlement was less than the accrued liability and resulted in a gain of $86,766.

      The Company is endeavoring to sell all remaining restaurants and has granted purchase options for three of the remaining restaurants owned. These purchase options also include certain joint venture provisions, which began in the second half of the year ended January 2, 1994, whereby, the future purchasers operate the restaurants and the Company receives a joint venturer's fee based on sales, net of certain operating expenses. In addition, certain joint venturer's have agreed to lease in-store assets over the term of the joint venture agreements, which expire upon sale of the restaurants. Joint venture fees and the related lease income for the nine months ended September 30, 1995 and nine months ended September 30, 1994 were $155,960 and $408,560, respectively. After the sale of the restaurants, revenue from the lease of the store assets to the buyer is reported as capital lease income. Capital lease income for the nine months ended September 30, 1995 and September 30, 1994 was $51,183 and $-0-, respectively. Based on the option price provided in these agreements, management does not anticipate recording a loss on sale of these restaurants.
PAGE

                    HUDSON'S GRILL OF AMERICA, INC.

8.    RESTAURANT SALES AND CLOSURES (CONT'D)

      The Company has written down the carrying value of the one remaining restaurant held for sale by approximately $587,000 during the year ended January 1, 1995 due to diminished prospects for the sale of the restaurant.


PAGE

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     The registrant incorporates by reference its response in its Form 10-KSB filed with the Securities and Exchange Commission on April 14, 1995 (see Item 3 on page 5 of the Form 10-KSB). Currently all major litigation involving the registrant has been settled, and registrant is not aware of any material litigation in process.

Item 5.  Other Information.

     The registrant has been in discussions with Gregory Georgas and William Georgas, who through four corporations own four of the registrant's franchises, concerning expansion opportunities in California and New Jersey. Tentative agreements have been made for the construction over the next 15 years of 24 Hudson's Grills to be opened in the middle western part of California and in certain northern counties in New Jersey. At the same time tentative agreements have been made with the Georgas' concerning the prepayment of franchise fees in exchange for a reduction in their franchise fee rates and certain other modifications to their current franchise agreements covering their four franchises. The registrant hopes to conclude formally these agreements shortly.

    The registrant has also tentatively sold its Whittier, California Hudson' Grill restaurant, currently operated by a subsidiary, to its current manager. The Hudson's Grill will be sold after California regulatory authorities permit the transfer of various assets and after a new corporation has been properly formed to operate in California as the new owner of the operations of the restaurant.

      The registrant was recently informed of the sale by its Texas franchise developer of four of the its Hudson's Grills.
Two restaurants are located in the Dallas, Texas area, and two are located in the Austin, Texas area. By October 1, 1995, three of the restaurants will have begun paying the registrant an increased franchise fee of 4%, which is to continue for the remainder of the twenty year term of their franchise agreements. Beginning on November 1, 1996, the Carrollton, Texas Hudson's Grill will begin paying a 4% franchise fee for the rest of its franchise term; until November 1, 1996, it will pay a 2% franchise fee.

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

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ending September 30, 1995:

     1. September 15, 1995. The registrant reported that it had settled the "Torres v. Hudson's Grill of America" case involving its Whittier, California Hudson's Grill. Terms of the settlement were confidential, and the settlement was paid by the registrant's insurer.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          (Registrant)     HUDSON'S GRILL OF AMERICA, INC.


                           By: s/s David L. Osborn
                               David L. Osborn, President


                               Date:     November 14, 1995



elink\filing\10QSB1.953