Form 10KSB
period 1995-12-31
HUDSONS GRILL OF AMERICA INC
filed 1996-04-15
CIK 729545

SECURITIES AND EXCHANGE COMMISSION

         Washington, D.C. 20549

               FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1995

For the transition period from                      to


Commission file number 0-13642


     HUDSON'S GRILL OF AMERICA, INC.
(Name of small business issuer in its charter)


California               95-3477313

(State or other jurisdiction of incorporation)(IRS Employer
Identification Number)


16970 Dallas Parkway, Suite 402, Dallas, Texas  75248
(Address of Principal Executive Offices)


Issuer's telephone number, including area code:
  (214) 931-9743

Securities registered under Section 12(b) of the Exchange Act:
Title of each class      Name of each exchange on which
registered
None                     None



Securities registered under Section 12(g) of the Exchange Act:
Common Stock
(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[ ]

State issuer's revenues for its most recent fiscal year.
$1,123,224

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). Average bid and asked during the week ending 3/29/96 is $.1875. The Issuer has 6,056,986 shares outstanding; the market value of the voting stock is $1,135,685.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     (ISSUERS INVOLVED IN BANKRUPTCY
 PROCEEDING DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the
Exchange Act after the distribution of securities under a plan
confirmed by a court.  Yes        No


(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
6,056,986


   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Report to Shareholders for the year ended December 31, 1995, are incorporated by reference into Parts I and II. Portions of the Proxy
Statement for the Annual Meeting of Shareholders to be held on May 28, 1996, are incorporated by referenced into Parts II and III.

                 PART I


ITEM 1.BUSINESS

Hudson's Grill of America, Inc. (the "Company"), was incorporated on June 11, 1979, in California, and the corporation has undergone several name changes since then. The
Company amended its charter to its current name on June 14, 1991. Currently, the Company operates and franchises Hudson's
Grill Restaurants.

Hudson's Grill Restaurants are full service restaurants which serve lunch and dinner and a wide range of alcoholic beverages. On December 31, 1995, there were sixteen (16) Hudson's Grill restaurants; thirteen (13) were franchised and three (3) were still owned by the Company. In addition, the Company owned a restaurant called "Hornblowers". The Company's major focus is to expand the Hudson's Grill operations through franchising instead of through ownership.

As of December 31, 1995, two (2) restaurants were not yet under a definitive sales agreement and continue to be operated indirectly; these are the Pomona Hudson's(which is operated as a joint venture), and the Whittier Hudson's (which until January 3, 1995, was operated as a joint venture but since then is being operated as a subsidiary).

The Hudson's Grill Restaurants are currently operating in California, Texas, and New Jersey. The Company is actively seeking more franchises, but the franchise market and the restaurant market are very competitive. Many other franchisers have substantially more capital, thereby making it much more difficult to compete against them.

BRIEF SUMMARY OF MAJOR EVENTS OVER THE PAST THREE YEARS.

On December 15, 1995, the Company signed an agreement with Wenza, Inc., and Jotar, Inc., permitting an annex to an existing franchise location in California, and granting rights to build up to twenty-four (24) restaurants in certain areas of California,New Jersey and New York.

In June 1995, the Company agreed to sell its "Hornblowers" restaurant in Ventura, California. This is the Company's only restaurant that is not a Hudson's Grill. The purchase price will be Three Hundred Thousand Dollars ($300,000) and the purchaser is the current manager. No date has been set for the closing on the sale.

On August 30, 1994, the Company closed on the sale of its Lancaster, California restaurant to a company controlled by Mr. and Mrs. Daniel Pearlstein, who had been former managers of the restaurant. The Pearlsteins paid Two Hundred Sixty Eight Thousand Dollars ($268,000) in cash and a note to purchase certain of the Company's furniture, fixtures and equipment. They agreed to lease other assets for Four Thousand Dollars ($4,000) per month for ten years, and they have become franchisees of the Company.

In May 1994, the Company agreed in writing to sell its Westlake and Simi Valley,California, restaurants to companies controlled by Davis Beckham, a former officer of the Company. He will pay Fifty Seven Thousand Two Hundred Seventy Eight Dollars($57,278) for the Westlake restaurant and Fifty Nine Thousand Six Hundred Fifty Five Dollars ($59,655) for the Simi Valley restaurant. The restaurants will continue as franchises of the Company, and will also lease certain assets from the Company. These sales were completed on February 3, 1995.

In May 1994, the Company also agreed to sell its Oxnard, California, restaurant to its manager, Alvaro Hernandez. In January 1996, he paid Two Hundred Twenty Eight Thousand Dollars ($228,000) in cash and notes to buy the restaurant, and leased certain assets, too.

On January 31, 1994, the Company closed its Irvine restaurant; the location remained closed until November 1994, when the Company withdrew its furniture and equipment as part of an agreement with the Landlord to vacate the premises. The agreement was in dispute, but in June 1995, the Company settled with the Landlord.

On December 23, 1993, the Company sold four (4) existing Hudson's Grill restaurants in the Southern California area. These four (4) sold for approximately Three Million Dollars ($3,000,000) in cash. These restaurants are now franchises. This transaction is expected to cut historical operating losses and contribute franchise revenues to the Company. The Company sold its State and A restaurant in January 1994. In addition, it has closed several under performing restaurants.

As of December 31, 1995, the Company's four (4) operating and joint venture restaurants were located in the following locations, and the number which appears after each location is the opening date of the restaurant.

RESTAURANTS AND LOCATIONS:

HUDSON'S:           DATE OPENED:

Oxnard              1984 (converted to Hudson's in 1986)
Diamond Bar/Pomona  1989
Whittier            1991

OTHERS:

HORNBLOWERS:
Ventura             1984

OPERATIONS AND RESTAURANT STYLE

HUDSON'S:

Hudson's Grill is a full service, limited menu concept with alcoholic beverage service. The management teams work with the philosophy that the customer should be viewed as their "Guest". They stress quality of product and service, efficient flow of communications, integrity in job performance and strong employee morale. These restaurants range in size from 2,500 to 5,500 square feet. The decor package has the theme of a "Classic Grill of the 50's and 60's", with the front end of a Hudson's automobile coming through the wall as a main feature. Some restaurants are in free standing buildings, and some are located within in-line shopping centers. One new restaurant is located at a food court in a shopping mall. Each Hudson's Grill employs approximately forty employees, seventy percent of whom are part-time employees.

With the exception of the new "food court" location, which has a limited menu and does not serve alcoholic beverages, the restaurants have similar operations and offer similar food. The Company plans to expand primarily through adding franchises, but is will consider Company owned and operated units in the future. Since the restaurant industry is very competitive, the Company plans to attract loyal patrons by higher levels of service and more exacting specifications for its products.


MENU

HUDSON'S:

Most Hudson's Grill restaurants open at 11 a.m. and remain open until midnight, seven days a week, utilizing the same menu throughout all parts of the day. They specialize in 1/3 pound hamburgers with the beef patties produced to very exacting specifications. The menu also features an expanded chicken burger section using top quality chicken breasts and whole wheat buns. Also on the menu are salads, sandwiches, a variety of appetizers, fajitas, tacos, and handmade milkshakes and malts. Cocktails, beer and wine are also available with food. The full service restaurant concept utilizes booths and tables with waiters and waitresses serving the guests.


RESTAURANT DEVELOPMENT

HUDSON'S:

The Company does not plan to construct or own units, but may become involved in the future with a limited number of Company units to use for demonstration and testing purposes. Instead, the Company plans to expand almost entirely through adding franchises.


FRANCHISE AGREEMENTS

HUDSON'S:

The Company has been issued the trademark registration of a "Hudson's Grill" logo and of the "Hudson's" name. It is currently seeking registration of several older logos and a brand new one. The Company has secured a permit from the California Department of Corporations to issue Hudson's Grill franchises in California and uses a Uniform Franchise Offering Circular where permitted. As of December 31, 1995, the Company had thirteen (13) franchised restaurants that were in operation. The current standard terms to franchise a restaurant are an initial fee of Twenty Five Thousand Dollars and a royalty of four percent of sales, and require that three percent of sales be used for advertising. For these payments, the Company is obligated to do the following: screen and train potential franchisees, review and approve sites, and provide an operations manual and assistance.

During 1992, one restaurant was opened in Texas. In 1993, four additional franchise restaurants opened for business or were converted from Company owned locations. During 1993, the Company entered into a restaurant development agreement in Florida. According to the agreement, one restaurant was to be opened in 1994, but the Florida franchisee has breached its agreement, which the Company has terminated. During 1995, two joint ventures were sold and became franchises, and the Company entered into a Franchise Development Agreement with a current franchisee to open 24 new restaurants in California, New Jersey, and New York.


EMPLOYEES AND UNIONS:

At December 31, 1995, the Company employed two (2) persons, who were corporate employees. One of the two employees is employed part-time.

The Company is not a party to any collective bargaining agreements.

ITEM 2.PROPERTIES

At December 31, 1995, the Company was the primary lessee under leases for its five (5) properties which includes four (4) restaurants and its headquarters. The leases have varying monthly rentals and expiration dates, which are as short as month to month for its headquarters and as long as several years. A majority of leases provide for a rental based on a percentage of gross sales against a minimum rent. As of February 1994, the Company closed its headquarters and moved to Dallas, Texas, where it shares space with its majority shareholder.

As the Company moves more into franchising as its sole business, it will become primarily liable on fewer leases.

Substantially all of the Company's restaurant equipment is owned by the Company; some is leased to franchisees.
Currently, the Company has no real property and has no real estate related investments.


ITEM 3.LEGAL PROCEEDINGS

The Company currently is not a defendant in any material litigation. It has filed a lawsuit against its former franchise in Bend, Oregon. According to the suit filed in Oregon, the former franchise has continued to operate a restaurant that uses the same or similar marks and decor that they are used in Hudson's Grill Restaurants. The Company is suing for royalties and breach of its agreement terminating the Oregon franchise.


ITEM 4. SUBMISSION OF MATTERS OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company through the solicitation of proxies or otherwise.


                 PART II


ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS


MARKET INFORMATION

The Company's Common Stock, no par value, is traded in the over-the-counter market and trades under the National Association of Security Dealers Automated Quotation System ("NASDAQ") symbol "HDSG". As of April 2, 1996, there were approximately Three Hundred Twenty (320) registered holders of record of the Company's Common Stock (this excludes shareholders whose stock is held by a nominee or in "street name", because a nominee is counted as one registered shareholder even if a nominee is holding stock for several shareholders). The following table sets forth the reported high and low bid prices of the Common Stock for the periods indicated as regularly quoted by NASDAQ. The over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

FISCAL YEAR ENDED DECEMBER 31, 1995           High       Low
First Quarter ended March 31, 1995             1/8      1/32
Second Quarter ended June 30, 1995            1/16       .02
Third Quarter ended September 30, 1995        1/16       .02
Fourth Quarter ended December 31, 1995        1/16       .02

FISCAL YEAR ENDED JANUARY 1, 1995             High       Low
First Quarter ended March 31, 1994             3/8       1/8
Second Quarter ended June 30, 1994             1/4      1/16
Third Quarter ended September 30, 1994        3/32      1/16
Fourth Quarter ended December 31, 1994         1/8      1/16

FISCAL YEAR ENDED JANUARY 2, 1994             High       Low
First Quarter ended March 31, 1993             1/4      1/16
Second Quarter ended June 30, 1993             1/4      3/16
Third Quarter ended September 30, 1993         1/4      1/32
Fourth Quarter ended December 31, 1993         1/4      1/32

As of March 29, 1996, the closing bid price of the Common
Stock was 3/32 of one dollar (nine and 3/8ths cents)
($.09375).  This information was obtained from the National
Quotation Bureau, Inc.


DIVIDENDS

Common Stock

The Company has not paid cash dividends on its common stock, and the present policy of the Company's Board of Directors (the "Board") is to retain earnings attributable to common stock to provide funds for the operation and expansion of the Company's business. The Company does not expect to pay cash dividends on its common stock in the foreseeable future.


ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

For the year ended December 31, 1995, the Company had income before income taxes and extraordinary items of Thirteen Thousand Four Hundred Forty Eight Dollars ($13,448). This compares to losses before income taxes and extraordinary items of Nine Hundred Twenty Six Thousand Nine Hundred Seventy Four Dollars ($926,974) for the year ended January 1, 1995, and of Two Million Ninety Six Thousand Seven Hundred Fifty One Dollars ($2,096,751) for the year ended January 2, 1994.
For the year ended December 31, 1995, the Company had net income after taxes and extraordinary items of Thirteen Thousand Four Hundred Forty Eight Dollars ($13,448). This compares to net income after taxes and extraordinary items of One Million One Hundred Eighty Nine Thousand Two Hundred Sixty One Dollars ($1,189,261) for the year ended January 1, 1995, and to a net loss of One Million Nine Hundred Fifty Six Thousand Seven Hundred Fifty One Dollars ($1,956,751) for the year ended January 2, 1994. The net income for the year ended January 1, 1995, resulted primarily from a gain on restructuring of troubled debt.

Because the Company intends on becoming primarily a franchisor, several years ago it began closing poorly performing restaurants and selling the remaining profitable ones. Losses due to restaurant closures amounted to Two Million Six Hundred Seventy Five Thousand Six Hundred Twenty One Dollars ($2,675,621) for the year ended January 2, 1994 and Eight Hundred Two Thousand Seven Hundred Ninety Nine Dollars ($802,799) for the year ended January 1, 1995. The Company intends to dispose of all of its direct and indirect restaurant operations as soon as practical so that it will be solely in the franchising business, before proceeding to build or to operate any new Company owned restaurants.

One of the four restaurants that were either subsidiaries of, or were under joint ventures with the Company as of January 1, 1996, has already been sold. The other three restaurants remain for sale or are under an option to purchase.


REVENUES

Because the Company was holding its remaining restaurants for sale, it had ceased recording sales and expenses from direct restaurant operations after January, 1994. However, because the Company terminated the joint venture for the Whittier Hudson's Grill in January, 1995, and operated it as a subsidiary, it once again recorded sales and expenses for that location for 1995. The Company continued to record only joint venture revenues for the remaining stores which were operated under joint venture agreements. These revenues will cease when these stores are sold. Franchise revenues should continue to increase as new franchises are added. Franchising revenues have increased from Seventy Two Thousand Thirty One Dollars ($72,031) for the year ended January 1, 1995, to Two Hundred Ninety Five Thousand Three Hundred Twelve Dollars ($295,312) for the year ended December 31, 1995. Seventy Four Thousand Three Hundred Seventy Four Dollars ($74,374) of the franchise revenues for the year ended December 31, 1995, were due to one time initial franchise fees of Twenty Five Thousand Dollars ($25,000) per franchise for three new franchises (minus minimal costs). There were no new franchise fees for the year ended January 1, 1995. The remainder of franchise fees for the year ended December 31, 1995, were the result of the weekly continuing royalty fees paid by franchisees. Thus, the continuing franchise revenues for the year ended December 31, 1995, were Two Hundred Twenty Thousand Nine Hundred Thirty Eight Dollars ($220,938), compared to continuing franchise revenues for the year ended January 1, 1995, of Seventy Two Thousand Thirty One Dollars ($72,031).


COSTS AND EXPENSES

Since the Company is and has been selling or closing its restaurants, an analysis of restaurant costs of sales and of restaurant operating expenses is no longer meaningful because almost all of the Company's restaurants have been or are being sold and converted to franchises, or shut down. General and administrative expenses, and the depreciation and amortization expenses for equipment leased to restaurants will continue to be important. General and administrative expenses for the year ended December 31, 1995, were Four Hundred Eighty Four Thousand Six Hundred Fifty Six Dollars ($484,656), as opposed to Three Hundred Eighty One Thousand One Hundred Eighty Two Dollars ($381,182) for the year ended January 2, 1995. The increase in general and administrative expenses results from increases in franchising activities.

Depreciation and amortization, which for the year ended December 31, 1995, was Eighty Seven Thousand One Hundred Forty Seven Dollars ($87,147), and was Two Hundred Ninety Seven Thousand Four Hundred Ninety One Dollars ($297,491) for the year ended January 1, 1995, will continue to decrease, particularly to the extent that furniture, fixtures and equipment are sold to the purchasers of the Company's restaurants and to the extent restaurants are closed and written off.

At the current time, the President and Chief Financial Officer of the Company are not drawing any salary; only the Secretary of the Company and one administrative assistant are being compensated. The Company is paying for a consultant whose job it is to increase the number of franchises. Because of this consulting arrangement, which began in May, 1995, the general and administrative expenses for the year ended December 31, 1995, have increased.

Interest expense has decreased significantly. The Company recorded interest expense of One Hundred Four Thousand Two Hundred Twenty Dollars ($104,220) for the year ended December 31, 1995, Two Hundred One Thousand Sixty Three Dollars ($201,063) for the year ended January 1, 1995, and Four Hundred Fifteen Thousand Six Hundred Forty Four Dollars ($415,644) in the year ended January 2, 1994. The Company paid off two bank loans in December, 1993, and in January, 1994 it entered into a conditional agreement with its major secured creditor to reduce the balance of his loan and thus reduce the monthly payments of interest. The agreement with the secured creditor was such that the Company lent money to a company that was, at that time, affiliated with the creditor; the note with the secured creditor was reduced to the amount of the indebtedness owed by the company controlled by him, and an offset agreement was also executed. This arrangement contributed to the Company receiving One Hundred Seventy Six Thousand Seven Hundred Thirty Dollars ($176,730) in interest income for the year ended December 31, 1995. Thus, the net interest income for the year ended December 31, 1995, is Seventy Two Thousand Five Hundred Ten Dollars ($72,510), which is a substantial improvement from the net interest expense of Sixty Thousand Six Hundred Forty Eight Dollars ($60,648), in the year ended January 1, 1995, and the net interest expense of Four Hundred Fifteen Thousand Six Hundred Forty Four Dollars ($415,644) in the year ended January 2, 1994.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, the Company had a positive working capital of One Hundred Ninety Five Thousand Five Hundred Six Dollars ($195,506), as compared to a deficit of Thirty Six Thousand Seven Hundred Thirty Five Dollars ($36,735) at January 1, 1995, and a deficit of One Million One Hundred Eighty Thousand Sixty Seven Dollars ($1,180,067) at January 2, 1994. The increase in working capital is largely attributable to the sale of restaurants and the conversion of the Company's secured debt into stock warrants. The proceeds from the sale of restaurants has been used to pay down bank notes and to create notes receivable.

In light of the decision to focus primarily on franchising, the Company anticipates that its accounts payable will continue to decrease. Thus, it anticipates that the need for working capital will also decrease. Most of the Company's cash flow in the year ended December 31, 1995, came from joint venture revenues, equipment leasing and franchise fees. This should continue in 1996, but as more of its joint ventures are sold and converted to franchises, more of its cash flow will come from franchise royalties, proceeds from the sales of the restaurants, and from equipment leases; and less will come from joint venture revenue. After the Company has sold most or all of its joint ventures, changes in its liquidity and capital will depend mostly on initial franchise fees and from continuing royalty fees received from franchisees using the Company's trademark and restaurant concept, rather than on equipment leasing, which should remain stable for the next several years.

The Company received Twelve Thousand One Hundred Eighty Two Dollars ($12,182) in net cash proceeds from the sale of restaurants in the year ended December 31, 1995, Twenty Two Thousand Dollars ($22,000) in net cash proceeds from the sale of restaurants in the year ended January 1, 1995, and Two Million Seven Hundred Ninety Thousand Nine Hundred Fifty Four Dollars ($2,790,954) in net cash proceeds from the sale of restaurants in the year ended January 2, 1994. The Company anticipates minimal cash proceeds in 1996 from the sale of its remaining joint ventures since most of the remaining sales of joint ventures are to a large extent being financed by the Company with notes and leases covering furniture, fixtures and equipment. To the extent that the purchasers of the remaining joint ventures pay their notes and their lease obligations on a timely basis, the Company's cash resources and liquidity will increase.

In January 1994, the Company reached a tentative agreement with its largest secured creditor to reduce and restructure the secured debt owed to the creditor and certain other related liabilities owed to him. As part of this agreement, the Company loaned money to an entity formerly affiliated with the creditor, and received a note in return (the "FGA Note"). The scheduled payments on the "FGA Note" are approximately equal to the amounts payable to the secured creditor under the restructured credit agreement, and payments not received on the "FGA Note" may be used to offset payments on the note payable to the secured creditor. This arrangement will help reduce the future cash requirements of the Company. The revision of the credit agreement was finalized and completed on June 27, 1994.

Subsequent to December 31, 1995, the company formerly affiliated with the secured creditor formally requested and obtained from the Company a modification of the FGA Note;
the Company will forego payments until February 1997, at which time the entire amount of unpaid principal and interest will be amortized at 8% over ten years. Correspondingly, the Company began to exercise its right of offset on its note payable to the secured creditor. The Company was assigned several notes receivable with an aggregate face value of One Million One Hundred Ninety Nine Thousand Dollars ($1,199,000) as additional collateral in connection with this note modification.

Once the Company has sold all of its joint ventures, the Company's revenues will be dependent on royalty fees from franchised restaurants, all of which except one in New Jersey are currently located in California and Texas.


ITEM 7.FINANCIAL STATEMENTS

Attached following Item 13.


ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
ACCOUNTING AND FINANCIAL DISCLOSURE

Incorporated by reference from the Proxy Statement (the "Proxy
Statement") to shareholders relating to the annual meeting to be held May 28, 1996.


                PART III


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; IN COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Incorporated by reference from the Proxy Statement.


ITEM 10.EXECUTIVE COMPENSATION

Incorporated by reference from the Proxy Statement.


ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Incorporated by reference from the Proxy Statement.


ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Proxy Statement.


ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K

(a)  Financial Statements; Exhibits

Financial statements are incorporated by reference from Item
7, and are attached following this Item.

Independent Auditor's Reports.

Consolidated Balance Sheets - As of December 31, 1995, and
January 1, 1995.

Consolidated Statements of Operations - Years ended December
31, 1995, January 1, 1995, and January 2, 1994.

Consolidated Statements of Shareholders' Equity (Deficiency)
- - For the Period from January 4, 1993, through December 31,
1995.

Consolidated Statements of Cash Flows - Years ended December
31, 1995, January 1, 1995, and January 2, 1994.

Notes to Financial Statements.


There are no exhibits.

(b)  Reports on Form 8-K

The Company filed one (1) Form 8-K during the last quarter of the fiscal year ending December 31, 1995. No financial statements were filed with the Form 8-K. Below are the items reported in the Form 8-K that was filed:

1.December 26, 1995. The Company finalized an agreement with Jotar, Inc., and Wenza, Inc., regarding building twelve (12) restaurants in California and twelve (12) restaurants in New Jersey and New York. The Company announced that a new franchise would open in New Jersey and that its Pomona joint venture had terminated.

               SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         (Registrant) HUDSON'S GRILL OF AMERICA, INC.

               By:

                    D. Marion Wood, CFO


               Date:April 15, 1996



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature           Title           Date


                    Chairman of the

DAVID L. OSBORN     Board and Chief
                    Executive Officer
                    and Director


                    Principal Financial

D. MARION WOOD      Officer and Director



CLIFFORD OSBORN     Director


f\sec\960411.O01

               SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         (Registrant) HUDSON'S GRILL OF AMERICA, INC.

               By:  s/s D. Marion Wood
                        D. Marion Wood, CFO


               Date:April 15, 1996


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature               Title                     Date


s/s David L. Osborn     Chairman of the           April 15,
                                                  1996

DAVID L. OSBORN         Board and Chief
                        Executive Officer
                        and Director


s/s D. Marion Wood      Principal Financial       April 15,
                                                  1996
D. MARION WOOD          Officer and Director


CLIFFORD OSBORN         Director



f\sec\960411.O01




INDEPENDENT AUDITOR'S REPORT





Board of Directors
Hudson's Grill of America, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Hudson's Grill of America, Inc. and subsidiaries as of December 31, 1995 and January 1, 1995, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for the periods ended December 31, 1995, January 1, 1995 and January 2, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson's Grill of America, Inc. and its subsidiaries as of December 31, 1995 and January 1, 1995, and the results of their operations and their cash flows for the periods ended December 31, 1995, January 1, 1995 and January 2, 1994, in conformity with generally accepted accounting principles.

The Company has sold and closed several restaurants and is in the process of disposing of the remainder of its restaurant operations and converting solely to franchising activities. As described in Note 4 to the financial statements, at December 31, 1995 the Company is the primary obligor for future lease payments on its remaining restaurant locations and the Company is the secondary obligor for future lease payments on certain sold locations.



HEIN + ASSOCIATES LLP

March 8, 1996
Dallas, Texas

HUDSON'S GRILL OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

                                               DECEMBER 31,         JANUARY 1,
CURRENT ASSETS:                                        1995               1995

 Cash and cash equivalents                         $ 48,295           $ 92,750
 Accounts receivable, no allowance for doubtful
   accounts considered necessary                     40,379             44,098
 Current portion of notes and leases receivable     217,221            203,005
 Prepaid expenses and other                          24,826             14,871

     Total current assets                           330,721            354,724

PROPERTY AND EQUIPMENT, at cost:
 Leasehold improvements                             662,879            933,250
 Restaurant equipment                               480,933            772,812
 Furniture and fixtures                             196,052            297,266

     Total property and equipment                 1,339,864          2,003,328

Less accumulated depreciation and amortization   (1,206,293)        (1,481,435)

     Property and equipment, net                    133,571            521,893

LONG-TERM PORTION OF NOTES & LEASES RECEIVABLE    2,053,387          1,836,679

LIQUOR LICENSES, net of accumulated amortization
of $67,085 at December 31, 1995 and $60,785
at January 1, 1995                                  156,530            243,138

OTHER ASSETS                                         49,735             74,144

     Total assets                               $ 2,723,944        $ 3,030,578

F-2

- - Continued -
HUDSON'S GRILL OFAMERICA, INC.

CONSOLIDATED BALANCE SHEETS, continued

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                DECEMBER 31,        JANUARY 1,
                                                        1995              1995
CURRENT LIABILITIES:
 Current portion of long-term debt                  $ 65,199         $ 126,684
 Accounts payable                                     37,430           154,309
 Accrued liabilities                                  32,586           110,466

     Total current liabilities                       135,215           391,459

LONG-TERM DEBT                                     l,172,989         1,238,187

OTHER LONG-TERM LIABILITIES                          422,720           523,436

DEFERRED INCOME                                      450,858           348,782

COMMITMENTS AND CONTINGENCIES (NOTE 4)

SHAREHOLDERS' EQUITY:
 Preferred stock, 1,000,000 shares authorized, none issued or outstanding--
 Common stock, no par value, 10,000,000 shares authorized,
  6,056,986 shares issued and outstanding          4,456,457         4,456,457
 Accumulated deficit                              (3,914.295)       (3,927,743)
     Total Shareholders' Equity                      542.162           528,714

     Total Liabilities & Shareholders' Equity    $ 2,723,944       $ 3,030,578

See accompanying notes to these financial statements.

F-3
HUDSON'S GRILL OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

PERIODS ENDED
                                       DECEMBER 31,  JANUARY 1,   JANUARY 2,
                                               1995        1995         1994
REVENUES:
 Net sales                                 $ 592,316   $ 44,469 $ 12,574,295
 Joint venture revenues                      171,606    489,682      111,000
 Franchising revenues                        295,313     72,031      189,578
 Equipment lease income                       63,989     48,000
   Total revenues                          1,123,224    654,182   12,874,873

COST AND EXPENSES:
 Cost of sales                               732,343    175,700   11,970,123
 General and administrative                  484,656    381,182      477,843
 Depreciation and amortization                87,147    297,491      575,246
   Total costs and expenses                1,304,146    854,373   13,023,212

   Loss from Operations                     (180,922)  (200,191)    (148,339)

OTHER INCOME (EXPENSE):
 Interest expense                           (104,220)  (201,063)    (415,644)
 Interest and dividend income                176,730    140,415
 Amortization of deferred income                -          -          213,678
 Gain on sales of restaurants                 21,777     47,751       855,211
 Gain (loss) on restaurant closures           86,766   (802,799)   (2,675,621)
 Other                                        13,317     88,913        73,964
   Total Other Income (Expense)              194,370   (726,783)   (1,948,412)

INCOME (LOSS) BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                           13,448   (926,974)   (2,096,751)
BENEFIT FOR INCOME TAXES-                               369,002

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM:      13,448   (557,972)   (2,096,751)
Extraordinary gain on restructuring of debt     -     1,747,233       140,000

NET INCOME(LOSS)                            $ 13,448 $1,189,261   $(1,956,751)

INCOME (LOSS) PER SHARE:
 Before extraordinary item                  $   -    $     (.06)  $      (.35)
 Extraordinary item                             -           .20           .02
   Net Income (Loss) Per Share              $   -    $      .14   $      (.33)

See accompanying notes to these financial statements.

F-4

HUDSON'S GRILL OF AMERICA, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

FOR THE PERIOD FROM JANUARY 4, 1993 THROUGH DECEMBER 31, 1995

                                COMMON STOCK      ACCUMULATED
                            SHARES    AMOUNT      DEFICIT         TOTAL

BALANCES, January 4, 1993 6,056,986  $4,456,457  $(3,160,253)  $ 1,296,204

Net loss                       -           -      (1,956,751)   (1,956,751)

BALANCES, January 2, 1994 6,056,986   4,456,457   (5,117,004)     (660,547)

Net income                     -           -       1,189,261     1,189,261

BALANCES, January 1, 1995 6,056,986   4,456,457   (3,927,743)      528,714

Net income                     -           -          13,448        13,448

BALANCES, Dec. 31, 1995   6,056,986  $4,456,457  $(3,914,295)    $ 542,162

See accompanying notes to these financial statements.
F-5

HUDSON'S GRILL OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  YEARS ENDED
                                 DECEMBER 31,    JANUARY 1,    JANUARY 2,
                                         1995          1995          1994

CASH FLOWS FROM OPERATING
ACTIVITIES:
 Net income (loss)                   $ 13,448   $ 1,189,261  $ (1,956,751)
 Adjustments to reconcile net
 income (loss) to cash
 from operating activities:
     Depreciation and amortization     87,147       297,491       575,246
     Gain on sales of restaurants     (21,777)      (47,751)     (855,211)
     (Gain)loss on restaurant closures(86,766)      802,799     2,675,621
     Amortization of deferred income     -             -         (213,678)
     Loss on liquor license valuation    -             -          154,615
     Forgiveness of debt, net of
     write-oft of related
     assets                              -       (1,747,233)     (140,000)
 Changes in assets and liabilities:
     Accounts receivable              (57,715)      180,030      (165,724)
     Inventories                         -           86,052       176,330
     Prepaid expenses and other       (11,865)       34,875        11,812
     Accounts payable                  36,756      (368,144)     (319,473)
     Accrued liabilities and other   (314,674)     (729,888)     (913,502)
       Net cash used by operating
       activities                    (355,446)     (302,508)     (970,715)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment     -             -          (45,532)
 Net proceeds from sales of assets     12,182        22,000     2,790,954
 Increase in note receivable             -       (1,000,000)         -
 Notes receivable principal payments  124,204       239,684       118,797
 Payments received on leases
 receivable                           101,300        15,000          -
 Decrease in other assets              24,409          -           38,955
       Net cash provided (used)
       by investing activities        262,095      (723,316)    2,903,174
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable           40,000          -          222,657
 Repayments of notes payable         (141,104)     (176,028)   (1,144,479)
 Repayments of capital lease
 obligations                             -             -          (51,717)
 Buydown of franchise fees            150,000          -             -

     Net cash provided (used) by
     financing activities              48,896      (176,028)     (973,539)

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                 (44,455)   (1,201,852)      958,920
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                92,750     1,294,602       335,682
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                    $ 48,295      $ 92,750   $ 1,294,602

- -Continued-

F-6
HUDSON'S GRILL OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                                                  YEARS ENDED
                                  December 31,    January 1,   January 2,
                                          1995          1995         1994

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                       $ 103,714     $ 102,242    $ 292,046
 Income taxes paid (recovered)       $    -        $(369,002)        -

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:

Year Ended December 31, 1995 - In connection with the sale of restaurants, the Company received two notes receivable totaling $100,000 and leases receivable totaling $320,000.

Year Ended January 1, 1995- In connection with the sale of a restaurant and equipment the Company received a note receivable of $262,800 and a lease receivable of $223,000. In addition, liabilities of $2,780,000 were forgiven in a debt restructuring transaction.

Year Ended January 2, 1994 - In connection with the sale of restaurants, the Company received a note receivable of $490,000. In addition, $140,000 of bank debt was forgiven in connection with repayment of the remainder of the debt in 1993.

See accompanying notes to these financial statements.


HUDSON'S GRILL OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Hudson's Grill of America, Inc. (the "Company") franchises and previously owned and operated full service restaurants, primarily in Southern California and Texas. As of December 31, 1995, the Company has thirteen franchised restaurants. Additionally, it owns four restaurants, all of which are held for sale. The Company previously operated eleven Wendy's restaurants. (See Notes 2 and 8).

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

Restaurants Held for Sale

As of December 31, 1995, all but one of the restaurants held for sale are operated under formal or informal joint venture agreements with prospective purchasers. The Company has ceased recording operating revenues and expenses on these restaurant locations, but records joint venture and equipment rental fees (see Note 8). One restaurant held for sale is operated by the Company as of December 31, 1995 following a foreclosure under a joint venture agreement during 1995. The assets of the restaurants held for sale are primarily property and equipment and liquor licenses. Management has evaluated the remaining net assets of the restaurants held for sale and believes the carrying values do not exceed the net realizable values of those assets.

Cash and Cash Equivalents

Cash and cash equivalents for purposes of the statement of cash flows consist of cash and short-term investments purchased with an original maturity of three months or less.
Non-Current Assets

All of the Company's property and equipment is leased under operating leases to prospective purchasers, with the exception of the property and equipment in one restaurant, which had a carrying value of $30,000 at December 31, 1995.

Depreciation of property and equipment is recognized using the straight-line method over the estimated lives of the assets
(generally five to seven years).

Amortization of leaseholds is recognized using the straight-line method over the shorter of the initial term of the respective lease or the service life of the leased asset.

F-8
HUDSON'S GRILL OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill was recorded as the difference between the purchase price and the fair value of net assets acquired upon purchase of the initial restaurants, and was amortized on the straight-line method over forty years. The Company charged against income a total of approximately $3,500,000 of the remaining goodwill balances during the periods ended January 1, 1995 and January 2, 1994 in connection with the sales and closures of the related restaurants and the restructuring of the related acquisition debt.

Liquor licenses are recorded at cost and are amortized over ten years.

Revenue Recognition

Initial franchise fees are recognized as revenue when all material services or conditions relating to the sale have been substantially performed or satisfied. Continuing franchise fees are recognized as revenue as the fees are earned and become receivable from the franchisee.

Income Taxes

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items in the accompanying financial statements that include estimates are notes and leases receivable and lease contingencies. Actual results could differ materially from those estimates.

Income (loss) per share

Income (loss) per common share is computed based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are not considered if their effect is antidilutive. Common stock equivalents consist of outstanding stock options and warrants. Common stock equivalents are assumed to be exercised with the related proceeds used to repurchase outstanding shares except when the effect would he antidilutive. Common equivalent shares were antidilutive in the periods ended December 31, 1995 and January 2, 1994.

The weighted average number of shares outstanding used in the income (loss) per share computation was 6,056,986 for the year ended December 31, 1995, 8,845,589 for the year ended January 1, 1995, and 6,056,986 for the year ended January 1, 1994.

F-9
HUDSON'S GRILL OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                 PERIODS ENDED
                                   DECEMBER 31,    JANUARY 1,    JANUARY 2,
                                           1995          1995          1994

Initial franchise revenues             $ 74,374    $     -        $ 100,000
Continuing franchise revenues           220,938        72,031        89,578
 Total franchise revenues             $ 295,312    $   72,031     $ 189,578

In November 1995, the Company received $150,000 from a franchisee to prepay franchise fees. The Company recorded the amount received as deferred income and will amortize it to income over the life of the agreement. The balance at December
31, 1995 is $145,731.

The Company formerly was a party to franchise agreements with Wendy's, Inc. ("Wendy's"). In 1991, the Company sold its Wendy's franchises. Amortization of deferred income of $213,678 during the year ended of January 2, 1994 represents amounts formerly payable to Wendy's, payment of which Wendy's agreed in 1988 to waive as consideration for the Company's performance of certain conditions, including the continued operation for at least five years of the Wendy's restaurants formerly operated by the Company. Although the Wendy's franchises were sold during 1991, this agreement continued to be in effect. The agreement, as amended, provided that these amounts were earned by the Company each year on a straight-line basis over the five year period ending January 1994.

3. NOTES AND LEASES RECEIVABLE

At December 31, 1995 and January 1, 1995 the Company had a note receivable with a balance of $1,199,114 from its Texas franchisee. A principal shareholder of the Company owns an interest in this entity and Travis L. Bryant (see Note 5) owned an interest in this entity until 1994. Monthly payments of principal and interest in the amount of $14,006 were required for ten years at which time all remaining principal and accrued interest was due. The note bears interest at a rate of 8% per year and is collateralized by restaurant equipment and improvements. In addition, an offset agreement exists in which the Company can offset any past due amounts on the note against a note payable to Travis L. Bryant with a balance of $1,148,110 and $1,154,420 at December 31, 1995 and
January 1, 1995 respectively. See Note 5.

F-10
HUDSON'S GRILL OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Only three payments were received in 1995 from the Texas franchisee and were applied to accrued interest. The Company began to exercise its right of offset on its note payable to Travis L. Bryant beginning in February 1996. Subsequent to December 31, 1995, the Company and the Texas franchisee agreed to modify the note by forgoing payments until February 1997, at which time the entire amount of unpaid principal and interest is to be amortized at 8% over ten years. The Company was assigned several notes receivable with an aggregate face value of $1,199,000 as additional collateral in connection with the modification agreement. These notes arose from the sale by the Texas franchisee of four of its restaurants and are collateralized by the assets of the restaurants.

In connection with the sale of restaurants in the year ended January 2, 1994, the Company received a note for $490,000 with annual installments due over four years with the balance due in the fifth year, plus interest at prime plus 2%. The balance of the note at December 31, 1995 and January l, 1995 was $228,409 and $316,667 respectively.

In connection with the sale of a restaurant in the year ended January 1, 1995, the Company received a note for $262,800. The note bears interest at a rate equal to the greater of prime plus 2% or 9%, adjusted on a quarterly basis. Payments of interest only are required for one year, after which ninety six monthly payments are required in amounts necessary to amortize the remaining principal balance of the note. The balance of the note was $255,752 at December 31, 1995 and $262,800 at January 1, 1995.

At December 31, 1995 the Company has a $44,216 note receivable from a franchisee. The note bears interest at 10% and is payable in equal monthly installments over a two year period.

In connection with the sale of two restaurants in the year ended December 31, 1995 the Company received notes receivable totaling $100,000 with annual installments of $24,046 over five years including interest at 7 1/2 percent. The balance of the notes receivable at December 31, 1995 totals $62,816.

The notes that arose with the sales of the various restaurants referred to above are collateralized with certain assets of those restaurants.

The Company also leased the restaurant equipment to the purchasers of the restaurants sold in the years ended December
31, 1995 and January 1, 1995. The leases have been classified as sales-type leases. The net carrying value of the leases receivable at December 31, 1995 and January 1, 1995 is
$419,093 and $222,233 respectively.

Future lease payments due in fiscal periods ending:

December 29, 1996                            $ 160,000
 January 4, 1998                               144,000
 January 3, 1999                               120,000
 January 2, 2000                                48,000
 January 1, 2001                                48,000
 Thereafter                                    176,307

   Total                                       696,307
   Less amount representing
    unearned interest                         (277,214)

                                             $ 419,093

F-11
HUDSON'S GRILL OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. COMMITMENTS AND CONTINGENCIES

The Company's restaurant buildings and certain equipment are operated under non cancelable operating leases. Terms of these leases extend from 3 to 25 years. Certain leases are guaranteed by former directors. In addition to amounts included below, the leases generally provide that the Company pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property, plus a percentage of gross receipts in excess of certain limits stated in the lease agreements. As explained in Note 8, most of the Company's remaining restaurants are operated by third parties under joint venture agreements and the rental payments are being made by those parties.

The following is a summary by years of future minimum lease payments on the restaurant locations:

Fiscal Period Ending:

 December 29, 1996                        $ 299,898
 January 4, 1998                            271,680
 January 3, 1999                            271,680
 January 2, 2000                            271,680
 January 1, 2001                            204,480
 Thereafter                               3,213,412
Total minimum lease payments            $ 4,532,830

In addition to the leases discussed above, the Company has assigned to the purchasers the leases of buildings for eight of the restaurants sold in the periods December 31, 1995, January 1, 1995 and January 2, 1994. The Company is secondarily liable for the lease payments on these restaurants should the purchasers not fulfill their responsibility under the leases. The future lease payments for these restaurants total approximately $9,804,152 at December 31, 1995. In addition, the Company may be secondarily liable under other leases for restaurants sold in prior years.

Total rental expenses for operating leases were $31,483, $106,426 and $1,129,286 for the periods ended December 31, 1995, January 1, 1995 and January 2, 1994, respectively.

F-12
HUDSON'S GRILL OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LONG-TERM DEBT

Long-term debt at December 31, 1995 and January 1, 1995, which is collateralized by substantially all
of the assets of the Company, is summarized as follows:
                                                  December 31,    January 1,
                                                          1995          1995
Note payable to Travis L. Bryant, a former
director of the Company and a former part
owner of the Company' s Texas franchisee,
monthly interest payments of $7,696 through
November, 1995 and monthly installments of
$14,006 including interest at 8% through
November, 2005. (See below and Note 3).            $ 1,148,110   $ 1,154,420

Note payable to Corona Market Partnership,
due in monthly installments of $5,327,
including interest of 8% through
June, 1997.                                             90,078       144,414

Note payable in monthly principal
installments of $5,555, plus interest
at prime rate plus 2% (total of 10.5% at
January 1, 1995), due March 1995.                         -           22,229

Note payable, due in monthly installments
of $1,435, including interest at 12%,
through May 1996. Repaid in 1995.                         -           23,527
Note payable, due in monthly installments of
$6,793, including interest at 7%, through
March 1995.                                               -           20,281

Total                                                1,238,188     1,364,871
Less current portion                                   (65,199)     (126,684)

Long-term debt                                     $ 1,172,989   $ 1,238,187

Principal payments due in the fiscal periods subsequent to December 31, 1995 are as follows: (following the modification to the note agreement with the Texas franchisee referred to in
Note 3).

 Fiscal Year Ending:
   December 29, 1996                $ 65,199
   January 4, 1998                    13,342
   January 3, 1999                    90,529
   January 2, 2000                    98,043
   January 1, 2001                   106,180
   Thereafter                        864,895

   Total                         $ 1,238,188

F-13
HUDSON'S GRILL OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the year ended January 1, 1995, Travis L. Bryant formally agreed to reduce a $3,360,000 note payable to him into a $1,300,000 note due in monthly installments as described above. In addition, Bryant agreed to forgive certain other amounts due him by the Company, which totaled approximately $720,000. In connection with the restructuring transaction, Bryant also received a warrant to purchase 4,000,000 shares of the Company's common stock at $.0625 per share anytime over the next ten years. Consummation of the agreement was contingent on the Company's performance of certain conditions, including the loan of an additional amount to the Texas franchisee to increase that note receivable from $300,000 to $1,300,000 (see Note 3) and the compromise and satisfaction of certain liabilities due lessors of certain closed restaurant locations (see Note 4). These conditions were satisfied in the year ended January 1, 1995 and the debt restructure was consummated. The total debt forgiveness of $1,747,233, net of approximately $1,033,000 of the write-oft of associated goodwill, has been recorded as an extraordinary item.

6. INCOME TAXES
There was no income tax provision in 1995 due to the application of tax net operating loss carry forwards. The income tax benefit of $369,002 in the year ended January 1, 1995 resulted from the carry back and receipt of refunds for income tax losses for prior years. The benefit was not recorded in prior years due to uncertainty of recovery at that time. The actual tax expense differs from the "expected" tax expense computed by applying the U.S. Federal corporate tax rate of 34% to earnings before income taxes for the year ended January 1, 1995 primarily due to differences between financial reporting and income tax treatment of the debt restructuring described in Note 5.

Deferred income taxes are provided for temporary differences between income tax and financial reporting as of December 31, 1995 and January 1, 1995 as follows:

                                      December 31, 1995     January 1, 1995
Deferred tax asset:
 Depreciation                                 $ 182,000           $ 230,000
 Net operating loss                             134,000             167,000
 Accrued settlement                              46,000              60,000
 Deferral income and rent                        90,000                -
 Valuation allowance                           (452,000)           (457,000)

Total                                          $   -              $    -

At December 31, 1995, the Company had net operating loss (NOL) and investment tax credit carry forwards for Federal income tax purposes of approximately $860,000 and $200,000, respectively. Use of these carry forwards (with the exception of approximately $390,000 of the NOL carry forward) were limited due to issuance of the warrant described in Note 5.

7. SHAREHOLDERS' EQUITY

The Company is authorized to issue 1,000,000 shares of preferred stock with rights and preferences as designated by the Board of Directors.

F-14
HUDSON 'S GRILL OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has an incentive stock option plan ("ISO") which provides for the issuance of options to officers, directors and employees to purchase up to 825,000 shares of the Company's common stock. Options are exercisable at prices equal to the fair market value of common stock at the grant date, vest 20% annually and expire generally within five years. In 1993 the shareholders of the Company approved a Directors' Stock Option Plan ("DSO"). This plan provides for the issuance of up to 200,000 shares of stock to non-employee directors in increments of 10,000 shares every two years. Options will be issued at the average of the closing bid-ask price on the date of the grant. No options were outstanding as of December 31, 1995, January 1, 1995 or January 2, 1994 under either plan.

The Company granted options to a consultant to purchase 400,000 shares of common stock with 100,000 shares vesting each year from 1995 to 1998. The exercise price is the market price at time of vesting. The exercise price of the shares vested in 1995 is $.11 per share. The options expire, if not exercised in 2003.

The following summarizes information regarding options granted, outstanding and exercisable:

                                        NUMBER OF SHARES        OPTION PRICE
                                      ISO     OTHER     DSO        PER SHARE

Outstanding at January 4, 1993     189,750   305,800     -        $.15-$1.14
Canceled                          (189,750) (305,800)    -
Outstanding at January 2, 1994
 and January 1, 1995                  -         -        -
Granted                               -      400,000     -      Market Price
Outstanding at December 31, 1995      -      400,000     -

In connection with a transaction with another company in 1991, the Company issued a warrant to acquire 100,000 shares of the Company's common stock at $1.00 per share. This warrant expired unexercised on January 1, 1996.

In January 1994, in connection with a debt restructuring agreement described in Note 5, the Company issued warrants to Travis L. Bryant. The warrants are exercisable for 4,000,000 shares of common stock at $.0625 per share and expire in ten years. The exercise price approximated the market value of the stock at the time of grant.

8. RESTAURANT SALES AND CLOSURES

During the year ended December 31, 1995, the Company sold two restaurants and a liquor license for a total loss of $8,550. Also in 1995, the Company reached a final settlement on a lease of a closed restaurant in an amount of $86,766 less than had been previously accrued. This amount was recorded as a gain in the year ended December 31, 1995.

F-15
HUDSON'S GRILL OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended January 1, 1995, the Company sold one restaurant and recorded a deferred gain of $348,782 on the sale, which will be amortized into income over the terms of the related note and lease receivables (see Note 3). The balance of the deferred gain at December 31, 1995 and January 1, 1995 was $305,127 and $348,782, respectively.

On January 31, 1994, the Company closed its Irvine restaurant. In connection with this closure, a loss of $460,000 was recorded as of January 2, 1994 to write off goodwill and estimate the settlement of lease obligations. An additional $188,000 of losses related to the closure of the Irvine restaurant were recorded in the year ended January 1, 1995.

The Company is endeavoring to sell all remaining restaurants and has granted purchase options for three of the remaining restaurants owned. These purchase options also include certain joint venture provisions, which began in the second half of the year ended January 2, 1994, whereby, the future purchasers operate the restaurants and the Company receives a joint venturer's fee based on sales, net of certain operating expenses. In addition, certain joint venturers have agreed to lease in-store assets over the term of the joint venture agreements, which expire upon sale of the restaurants. Based on the option price provided in these agreements, management does not anticipate recording a loss on sale of these restaurants.

The Company wrote down the carrying value of the one remaining restaurant held for sale by approximately $587,000 during the year ended January 1, 1995 due to diminished prospects for the sale of the restaurant.

9. FINANCIAL INSTRUMENTS

Concentrations of Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counter-parties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions. In accordance with FASB Statement No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, the credit risk amounts shown do not take into account the value of any collateral or security.

Financial instruments that subject the Company to credit risk consist principally of accounts receivable, cash on deposit and notes and leases receivable.

At December 31, 1995, accounts receivable totaled $40,379, and the Company has not provided an allowance for doubtful accounts. Bad debts were immaterial for 1995 and 1994. The
Company performs periodic credit evaluations on its customers' financial condition and believes that the allowance for doubtful accounts is adequate.

F-16
HUDSON'S GRILL OF AMERICA, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company periodically maintains cash balances in excess of FDIC insurance limits.

Notes and leases receivables are described in Note 3.

Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments were determined by management using available market information and appropriate valuation methodologies.
The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange.

At December 31, 1995, cash, accounts receivable and accounts payable have fair values that approximate book values based on their short term or demand maturity.

The fair value of notes receivable and notes payable are based on estimated discounted cash flows. The fair value of these instruments approximates book value at December 31, 1995.

F-17