Form 10QSB
period 1996-03-31
HUDSONS GRILL OF AMERICA INC
filed 1996-05-21
CIK 729545

HUDSON'S GRILL OF AMERICA, INC.

                     CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)

                 March 31, 1996 and December 31, 1995


                                          March 31,     December 31,
                                            1996           1995

     ASSETS

Current assets:
  Cash and cash equivalents             $     1,981     $    48,295
  Accounts receivable, no allowance
    for doubtful accounts considered
    necessary                                33,148          40,379
  Current portion of notes and lease
    receivable                              302,071         217,221
  Prepaid expenses and other                 24,193          24,826

       Total current assets                 361,393         330,721

Property and equipment, at cost:

  Leasehold improvements                    622,883         662,879
  Restaurant equipment                      581,877         480,933
  Furniture and fixtures                    183,877         196,052

       Total property and equipment       1,388,637       1,339,864

  Less accumulated depreciation
    and amortization                     (1,113,992)     (1,206,293)

       Property and equipment-net           274,645         133,571


Long term portion of notes
  and lease receivable                    2,185,898       2,053,387

Liquor licenses-net of
  accumulated amortization
  of $48,525 at March 31, 1996
  and $67,085 at December 31, 1995          100,782         156,530

Other assets                                 49,719          49,735

      Total assets                      $ 2,972,437     $ 2,723,944


                    HUDSON'S GRILL OF AMERICA, INC.

                     CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)

                 March 31, 1996 and December 31, 1995


                                              March 31,   December 31,
                                                1996          1995

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt         $   83,821     $   65,199
  Accounts payable                              51,872         37,430
  Accrued liabilities                           11,928         32,586

    Total current liabilities                  147,621        135,215

Long-term debt                               1,157,529      1,172,989

Other long-term liabilities                    429,848        422,720

Deferred income                                778,265        450,858

Commitments and contingencies
   (Note 4)

Shareholders' equity:
  Preferred stock, 1,000,000
    shares authorized, none
    issued or outstanding

  Common stock, no par value
     10,000,000 shares authorized
     6,056,986 shares issued and
     outstanding                             4,456,457      4,456,457

  Accumulated deficit                       (3,997,283)    (3,914,295)

    Total shareholders' equity                 459,174        542,162

    Total liabilities and
      and shareholders' equity              $2,972,437     $2,723,944









                    HUDSON'S GRILL OF AMERICA, INC.

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

     For the three months ended March 31, 1996 and March 31, 1995

                                           March 31,        March 31,
                                             1996             1995

Franchise revenue                        $    73,667      $    88,877
Capital lease income                          16,804           21,325
Joint venture revenues                        27,776           57,319

                                             118,247          167,521

Costs and expenses:
   Restaurant operations - net                36,383           24,094
   General and administrative                178,535           84,615
   Depreciation and amortization              12,120           26,222

                                             227,038          134,931

Income (loss) from operations               (108,791)          32,590

Interest expense                             (24,566)         (27,983)
Interest income                               40,996           48,022
Gain (loss) on sale of assets                  9,375          (11,352)

Net income (loss) before
  provision for income taxes                 (82,986)          41,277

Provision for income taxes                       -0-              -0-

Net income (loss)                            (82,986)          41,277

Net income (loss) attributable
   to common shares                          (82,986)          41,277

Net income (loss) common share           $      (.01)      $     .005















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





                     HUDSON'S GRILL OF AMERICA, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOW

                      For the three months ended
                   March 31, 1996 and March 31, 1995

                                              March 31,      March 31,
                                                1996           1995

Cash flows from operating
  activities:

Net income (loss)                           $  (82,986)   $    41,277
Adjustments to reconcile income (loss)
  to net cash flows from operating
  activities:
     Depreciation and amortization              12,120         26,222
     Amortization of deferred income           (22,324)       (21,325)
     (Gain) loss on sale of assets              (9,375)        11,352
     Other non-cash items                         (877)        (8,445)
     Net cash provided by (used for)
       changes in assets and liabilities:
         Accounts receivable                     7,231         (6,604)
         Prepaid expenses and other             (1,396)       (15,606)
         Notes receivable                                     (49,374)
         Accounts payable                       14,442         (6,194)
         Accrued and other liabilities          (1,530)           367

Net cash flows from operating activities       (84,695)       (28,330)

Cash flows from investing activities:

    Net proceeds from sale of assets             5,230
    Note receivable principal payments          30,710          7,840
    Payments on lease receivables               25,308         35,077
    Refund of other assets                                      2,218

Net cash flows from investing
  activities                                    61,248         45,135

Net cash flows from financing
  activities:
    Repayment of notes payable                 (22,867)       (48,394)
    Repayment of long term liabilities                        (12,772)

Net cash flows from financing
  activities:                                  (22,867)       (61,166)






                    HUDSON'S GRILL OF AMERICA, INC.

            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)

                      For the three months ended
                   March 31, 1996 and March 31, 1995

                                              March 31,     March 31,
                                                1996           1995

Net increase (decrease) in cash                 (46,314)      (44,361)

Cash at beginning of period                      48,295        92,750

Cash at end of period                       $     1,981    $   48,389

Supplemental cash flow
  information:

     Interest paid                          $    24,847    $   27,616
     Income taxes paid                      $     2,400    $      800

     In the period ended March 31, 1996 - In connection with the sale of a restaurant, the Company received a note receivable of $282,087 and a lease receivable of $450,000. In addition, notes and leases receivable in the amount of $157,415 were exchanged to reacquire restaurant assets to be resold.


                 HUDSON'S GRILL OF AMERICA, INC.

            Notes to Consolidated Financial Statements

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

     Hudson's Grill of America, Inc. (the "Company") franchises and previously owned and operated full-service restaurants, primarily in Southern California and Texas. As of March 31, 1996, the Company has fourteen franchised restaurants. Additionally, it owns four restaurants, all of which are held for sale. (See Notes 2 and 8).

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

Restaurants Held for Sale

     As of March 31, 1996, all restaurants held for sale are operated under formal or informal joint venture agreements with prospective purchasers. The Company has ceased recording operating revenues and expenses on these restaurant locations, but records joint venture revenues (see Note 8). One restaurant held for sale was operated by the Company through mid-March, 1996, following a foreclosure under a joint venture agreement during 1995. The assets of the restaurants held for sale are primarily property and equipment and liquor licenses. Management has evaluated the remaining net assets of the restaurants held for sale and believes the carrying values do not exceed the net realizable values of those assets.

Cash and Cash Equivalents

     Cash and cash equivalents for purposes of the statement of cash flows consist of cash and short-term investments purchased with an original maturity of three months or less.











                 HUDSON'S GRILL OF AMERICA, INC.

       Notes to Consolidated Financial Statements (Cont'd)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES
     (CONT'D)

Non-current Assets

     All of the Company's property and equipment is leased under operating leases to prospective purchasers'.

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

Income Taxes

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial and income tax reporting basis of assets and liabilities. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and





                 HUDSON'S GRILL OF AMERICA, INC.

       Notes to Consolidated Financial Statements (Cont'd)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES
     (CONT'D)

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

     The weighted average number of shares outstanding used in the income (loss) per share computation was 6,056,986 for the period ended March 31, 1996 and 8,845,589 for the period ended
March 31, 1995.

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

                                   March 31,          March 31,
                                     1996               1995

   Initial franchise revenues     $      521         $   49,374
   Continuing franchise
       revenues                       73,146             39,503

       Total franchise revenues   $   73,667         $   88,877


                 HUDSON'S GRILL OF AMERICA, INC.

       Notes to Consolidated Financial Statements (Cont'd)

2.   FRANCHISE ACTIVITIES  (CONT'D)

     In November, 1995, the Company received $150,000 from a franchisee to prepay franchise fees. The Company recorded the amount received as deferred income and will amortize it to income over the life of the agreement. The balance at March 31, 1996 is $141,462.


3.   NOTES AND LEASES RECEIVABLE

     At March 31, 1996 and December 31, 1995, the Company had a note receivable with a balance of $1,199,114 from its Texas franchisee. A principal shareholder of the Company owns an interest in this entity and Travis L. Bryant (see Note 5) owned an interest in this entity until 1994. Monthly payments of principal and interest in the amount of $14,006 were required for ten years at which time all remaining principal and accrued interest was due. The note bears interest at a rate of 8% per year and is collateralized by restaurant equipment and improvements. In addition, an offset agreement exists in which the Company can offset any past due amounts on the note against a note payable to Travis L. Bryant with a balance of $1,141,758 and $1,148,110 at March 31, 1996 and December 31, 1995
respectively.  See Note 5.

     Only three payments were received in 1995 from the Texas franchisee and were applied to accrued interest. The Company began to exercise its right of offset on its note payable to Travis L. Bryant beginning in February 1996. Subsequent to December 31, 1995, the Company and the Texas franchisee agreed to modify the note by foregoing payments until February 1997, at which time the entire amount of unpaid principal and interest is to be amortized at 8% over ten years. The Company was assigned several notes receivable with an aggregate face value of $1,199,000 as additional collateral in connection with the modification agreement. These notes arose from the sale by the Texas franchisee of four of its restaurants and are collateralized by the assets of the restaurants.

     In connection with the sale of restaurants in the year ended January 2, 1994, the Company received a note for $490,000 with annual installments due over four years with the balance due in the fifth year, plus interest at prime plus 2%. The balance of the note at March 31, 1996 and December 31, 1995 was $208,111 and $228,409 respectively.

     In connection with the sale of a restaurant in the year ended January 1, 1995, the Company received a note for $262,800.

                 HUDSON'S GRILL OF AMERICA, INC.

       Notes to Consolidated Financial Statements (Cont'd)


3.   NOTES AND LEASES RECEIVABLE (CONT'D):

The note bears interest at a rate equal to the greater of prime plus 2% or 9%, adjusted on a quarterly basis. Payments of interest only are required for one year, after which ninety-six monthly payments are required in amounts necessary to amortize the remaining principal balance of the note. The balance of the note was $252,153 at March 31, 1996 and $255,752 at December 31, 1995.

     At March 31, 1996, the Company has a $18,979 note receivable from a franchisee. The note bears interest at 10% and is payable in equal monthly installments over a two year period.

     In connection with the sale of a restaurant in the year ended December 31, 1995 the Company received a note for $50,000 with annual installments of $12,000 over five years including interest at 7.5 percent. The balance of the note at March 31, 1996 $29,380.

     In connection with the sale of a restaurant in January 1996, the Company received a note for $282,087. The note bears interest at 9.75%. Payments of interest only are required for two years, after which the balance is due over ten years. The balance of the note was $282,087 at March 31, 1996.

     In the first quarter of 1996 a franchisee breached his franchise agreement and a restaurant was reacquired by the Company. The Company agreed to forgive debt in the amount of $157,415 in reacquiring all assets of the restaurant. The Company immediately joint ventured the restaurant and it is currently under contract to be sold.

     The notes that arose with the sales of the various restaurants referred to above are collateralized with certain assets of those restaurants.

     The Company also leased the restaurant equipment to the purchasers of the restaurants sold in the periods March 31, 1996 and December 31, 1995. The leases have been classified as sales-type leases. The net carrying value of the leases receivable at March 31, 1996 and December 31, 1995 is $432,613 and $419,093
respectively.







                 HUDSON'S GRILL OF AMERICA, INC.

       Notes to Consolidated Financial Statements (Cont'd)

3.   NOTES AND LEASE RECEIVABLE (CONT'D)

Future lease payments due in fiscal periods ending:

     December 29, 1996             $  106,500
     January 4, 1998                  126,000
     January 3, 1999                  114,000
     January 2, 2000                   78,000
     January 1, 2001                   78,000
     Thereafter                       478,499
       Total                          980,999
       Less amount representing
         unearned interest           (548,386)
                                   $  432,613


4.   COMMITMENTS AND CONTINGENT LIABILITIES

     The Company's restaurant buildings and certain equipment are operated under noncancelable operating leases. Terms of these leases extend from 3 to 25 years. Certain leases are guaranteed by former directors. In addition to amounts included below, the leases generally provide that the company pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property, plus a percentage of gross receipts in excess of certain limits stated in the lease agreements. As explained in
Note 8, most of the Company's remaining restaurants are operated by third parties under joint venture agreements and the rental payments are being made by those parties.

     The following is a summary by years of future minimum lease payments on the restaurant locations:

     Fiscal Period Ending:
       December 29, 1996                      $  299,898
       January 4, 1998                           271,680
       January 3, 1999                           271,680
       January 2, 2000                           271,680
       January 1, 2001                           204,480
       Thereafter                              3,213,412
         Total minimum lease payments         $4,532,830










                 HUDSON'S GRILL OF AMERICA, INC.

       Notes to Consolidated Financial Statements (Cont'd)


4.   COMMITMENTS AND CONTINGENT LIABILITIES (CONT'D):

     In addition to the leases discussed above, the Company has assigned to the purchasers the leases of buildings for nine of the restaurants sold in the periods March 31, 1996 and December 31, 1995. The Company is secondarily liable for the lease payments on these restaurants should the purchasers not fulfill their responsibility under the leases. The future lease payments for these restaurants total approximately $9,804,152 at March 31, 1996. In addition, the Company may be secondarily liable under other leases for restaurants sold in prior years.

     Total rental expenses for operating leases were $22,069 and $22,183 for the periods ended March 31, 1996 and March 31, 1995, respectively.


5.   LONG-TERM DEBT

     Long-term debt at March 31, 1996 and December 31, 1995, which is collateralized by substantially all of the assets of the Company, is summarized as follows:
                                     March 31,       December 31,
                                       1996              1995
     Note payable to Travis L.
      Bryant, a former director
      of the Company and a former
      part owner of the Company's
      Texas franchisee, monthly
      interest payments of $7,696
      through November, 1995 and
      monthly installments of
      $14,006 including interest
      at 8% through November, 2005.
      (See below and Note 3.)         $1,141,758     $1,148,110














                 HUDSON'S GRILL OF AMERICA, INC.

       Notes to Consolidated Financial Statements (Cont'd)

5.   LONG-TERM DEBT (CONT'D):
                                     March 31,       December 31,
                                       1995              1995
     Note payable to Corona Market
      Partnership, due in monthly
      installments of $5,327,
      including interest of 8%
      through June, 1997.               75,802           90,078

     Note payable, due in monthly
      installments of $2,240,
      including interest at 6%,
      through December 1996.            23,790

     Total                           1,241,350        1,238,188

     Less current portion              (83,821)         (65,199)

     Long-term debt                 $1,157,529       $1,172,989

     Principal payments due in the fiscal years subsequent to March 31, 1996 are as follows: (following the modification to the note agreement with the Texas franchisee referred to in Note 3).

          Fiscal Year Ending:
            December 29, 1996                        $   68,362
            January 4, 1998                              31,230
            January 3, 1999                              90,529
            January 2, 2000                              98,043
            January 1, 2001                             106,180
            Thereafter                                  847,006
              Total                                  $1,241,350



















                 HUDSON'S GRILL OF AMERICA, INC.

       Notes to Consolidated Financial Statements (Cont'd)


5.   LONG-TERM DEBT (CONT'D)

     In the year ended January 1, 1995, Travis L. Bryant formally agreed to reduce a $3,360,000 note payable to him into a $1,300,000 note due in monthly installments as described above. In addition, Bryant agreed to forgive certain other amounts due him by the Company, which totalled approximately $720,000. In connection with the restructuring transaction, Bryant also received a warrant to purchase 4,000,000 shares of the Company's common stock at $.0625 per share anytime over the next ten years. Consummation of the agreement was contingent on the Company's performance of certain conditions, including the loan of an additional amount to the Texas franchisee to increase that note receivable from $300,000 to $1,300,000 (see Note 3) and the compromise and satisfaction of certain liabilities due lessors of certain closed restaurant locations (See Note 4). These conditions were satisfied in the year ended January 1, 1995 and the debt restructure was consummated. The total debt forgiveness of $1,747,233, net of approximately $1,033,000 of the write-off of associated goodwill, was recorded as an extraordinary item.


6.   INCOME TAXES

     There was no income tax provision as of March 31, 1996 due to the application of tax net operating loss carryforwards. The actual tax expense differs from the "expected" tax expense computed by applying the U.S. Federal corporate tax rate of 34% to earnings before income taxes primarily due to differences between financial reporting and income tax treatment of the debt restructuring described in Note 5.


















                 HUDSON'S GRILL OF AMERICA, INC.

       Notes to Consolidated Financial Statements (Cont'd)


6.   INCOME TAXES (CONT'D):

     Deferred income taxes are provided for temporary differences between income tax and financial reporting as of March 31, 1996 and March 31, 1995 as follows:
                                   March 31,           March 31,
                                     1996                1995

     Deferred tax asset:
       Depreciation              $  182,000          $  230,000
       Net operating loss           134,000             167,000
       Accrued settlement            46,000              60,000
       Deferral income and rent      36,000
       Valuation allowance         (398,000)           (457,000)

                                 $                   $


     At March 31, 1996, the Company had net operating loss (NOL) and investment tax credit carryforwards for Federal income tax purposes of approximately $860,000 and $200,000, respectively. Use of these carryforwards (with the exception of approximately $390,000 of the NOL carryforward) were limited due to issuance of the warrant described in Note 5.


7.   SHAREHOLDERS' EQUITY

     The Company is authorized to issue 1,000,000 shares of preferred stock with rights and preferences as designated by the Board of Directors.

     The Company has an incentive stock option plan ("ISO") which provides for the issuance of options to officers, directors and employees to purchase up to 825,000 shares of the Company's common stock. Options are exercisable at prices equal to the fair market value of common stock at the grant date, vest 20% annually and expire generally within five years. In 1993 the shareholders of the Company approved a Directors' Stock Option Plan ("DSO"). This plan provides for the issuance of up to 200,000 shares of stock to non-employee directors in increments of 10,000 shares every two years. Options will be issued at the average of the closing bid-ask price on the date of the grant.
No options were outstanding as of March 31, 1996 or December 31, 1995 under either plan.




                 HUDSON'S GRILL OF AMERICA, INC.

       Notes to Consolidated Financial Statements (Cont'd)


7.  SHAREHOLDERS EQUITY (CONT"D):

     The Company granted options to a consultant to purchase 400,000 shares of common stock with 100,000 shares vesting each year from 1995 to 1998. The exercise price is the market price at time of vesting. The exercise price of the shares vested in 1995 is $.11 per share. The options expire, if not exercised in 2003.

The following summarizes information regarding options granted, outstanding and exercisable:


                                    Number of Shares     Option Price
                                  ISO     OTHER    DSO     Per Share

Outstanding at January 4, 1993  189,750   305,800         $.15-$1.14
Canceled                       (189,750) (305,800)
Outstanding at January 2, 1994
  and January 1, 1995
Granted                                   400,000         Market price
Outstanding at March 31, 1996   400,000   400,000

     In connection with a transaction with another company in 1991, the Company issued a warrant to acquire 100,000 shares of the Company's common stock at $1.00 per share. This warrant expired unexercised January 1, 1996.

     In January 1994, in connection with a debt restructuring agreement described in Note 5, the Company issued warrants to Travis
L. Bryant. The warrants are exercisable for 4,000,000 shares of common stock at $.0625 per share and expire in ten years. The exercise price approximated the market value of the stock at the time of grant.


8.   RESTAURANT SALES AND CLOSURES

     During the year ended January 1, 1995, the Company sold one restaurant and recorded a deferred gain of $348,782 on the sale, which will be amortized into income over the terms of the related note and lease receivables (see Note 3). The balance of the deferred gain at March 31, 1996 and December 31, 1995 was $299,907 and $305,129
respectively.






                    HUDSON'S GRILL OF AMERICA, INC.

          Notes to Consolidated Financial Statements (Cont'd)


8.   RESTAURANT SALES AND CLOSURES (CONT'D)

     During the period ended March 31, 1996 the Company sold one restaurant and recorded a deferred gain of $342,821 on the sale, which will be amortized into income over the terms of the related note and lease-receivables (see Note 3). The balance of the deferred gain at March 31, 1996 was $336,895.

     The Company is endeavoring to sell all remaining restaurants and has granted purchase options for four of the remaining restaurants owned. These purchase options also include certain joint venture provisions, which began in the second half of the year ended January 2, 1994, whereby, the future purchasers operate the restaurants and the Company receives a joint venturer's fee based on sales, net of certain operating expenses. In addition, certain joint venturers have agreed to lease in-store assets over the term of the joint venture agreements, which expire upon sale of the restaurants. Based on the option price provided in these agreements, management does not anticipate recording a loss on sale of these restaurants.

9.  FINANCIAL INSTRUMENTS

Concentrations of credit risk

     Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. In accordance with FASB Statement No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, the credit risk amounts shown do not take into account the value of any collateral or security.

     Financial instruments that subject the Company to credit risk consist principally of accounts receivable, cash on deposit and notes and leases receivable.

     At March 31, 1996, accounts receivable totalled $33,148 and the Company has not provided an allowance for doubtful accounts. Bad debts were immaterial for 1995 and 1994. The Company performs periodic credit evaluations on its customers' financial conditions and believes that the allowance for doubtful accounts is adequate.

     The Company periodically maintains cash balances in excess of FDIC insurance limits.

     Notes and leases receivables are described in Note 3.

Fair Value of Financial Instruments

     The estimated fair values of the Company's financial instruments were determine by management using available market information an appropriate valuation methodologies. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange.

     At March 31, 1996, cash, accounts receivable and accounts payable have fair values that approximate book values based on their short term or demand maturity.

     The fair value of notes receivable and notes payable are based on estimated discounted cash flows. The fair value of these Instruments approximates book value at March 31, 1996.