Form 10QSB/A
period 1996-03-31
HUDSONS GRILL OF AMERICA INC
filed 1996-05-22
CIK 729545

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB/A-1
                             AMENDED

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996

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





                 HUDSON'S GRILL OF AMERICA, INC.

       Notes to Consolidated Financial Statements (Cont'd)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES
     (CONT'D)

Non-current Assets

     All of the Company's property and equipment is leased under operating leases to prospective purchasers.

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

     In connection with the sale of a restaurant in the year ended December 31, 1995 the Company received a note for $50,000 with annual installments of $12,023 over five years including interest at 7.5 percent. The balance of the note at March 31, 1996, was $29,380.

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




                 HUDSON'S GRILL OF AMERICA, INC.

       Notes to Consolidated Financial Statements (Cont'd)

5.   LONG-TERM DEBT (CONT'D):
                                     March 31,       December 31,
                                       1996              1995
     Note payable to Corona Market
      Partnership, due in monthly
      installments of $5,327,
      including interest of 8%
      through June, 1997.               75,802           90,078

     Note payable, due in monthly
      installments of $2,240,
      including interest at 6%,
      through December 1996.            23,790

     Total                           1,241,350        1,238,188

     Less current portion              (83,821)         (65,199)

     Long-term debt                 $1,157,529       $1,172,989

     Principal payments due in the fiscal years subsequent to March 31, 1996 are as follows: (following the modification to the note agreement with the Texas franchisee referred to in Note 3).

          Fiscal Period Ending:
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


7.  SHAREHOLDERS EQUITY (CONT'D):

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





Item 2.  Management Discussion and Analysis.

    Material changes in the financial condition of the issuer and in the results of its operations since the end of its last fiscal year and its results from the comparable period in its last fiscal year include the following.

    The issuer's cash and cash equivalents at March 31, 1996 ("Q1") was $1,981 as compared to $48,295 at December 31, 1995 ("FYE"). The current portion of notes receivable at Q1 was $302,071 compared to $217,221 at FYE. Restaurant equipment was $581,877 at Q1 and $480,933 at FYE, which reflects the repossession of equipment in the first quarter.

    Deferred income increased at Q1 to $778,265 from $450,858 at FYE. This reflects the sale of a restaurant in Q1. Total shareholders' equity at Q1 was $459,174 as compared to $542,162 at FYE.

    Material changes in the results of operations of Q1 compared to the first quarter of 1995 ("Q95") include the following.

    Franchise revenue in Q1 was $73,667 while it was $88,877 in Q95; however, Q95 included $49,374 in onetime initial franchise fees but Q1 only included $521 in such onetime fees (see notes to financial statements). Thus, continuing franchise fees from operations of franchisees was $73,146 for Q1 as compared to $39,503 for Q95.

    Joint venture revenues decreased to $27,776 in Q1 from $57,319 Q95 due to a decrease in the number of joint ventures.

    General and administrative expenses increased in Q1 to $178,535 from $84,615 in Q95. This is partially due to the hiring of corporate staff and consultants that began in the second quarter of 1995.

    The issuer lost $.01 per share in Q1 as compared to a gain of $.005 per share in Q95.



                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     The registrant incorporates by reference its response in its Form 10-KSB filed with the Securities and Exchange Commission on April 15, 1996. Currently all major litigation involving the registrant has been settled, and the registrant is not aware of any material litigation in process.

Item 2.  Changes in Securities.

    There were no changes in securities or in the rights of the holders of the registrant's securities during Q1. The shareholders will vote at the annual shareholders meeting on a resolution to increase the number of authorized shares that the registrant may issue. The current number of authorized shares is 10,000,000 shares. If the resolution is passed, then the number of authorized shares will be increased to 100,000,000 shares.

Item 3.  Defaults Upon Senior Securities.

    The registrant does not currently have any senior securities.
Consequently, there are no defaults on senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of security holders during Q1. However, on May 28, 1996, at the annual shareholders meeting, shareholders will be voting directly and through proxies on the election of three directors, the appointment of the registrant's auditors, and to increase the number of authorized shares that may be issued by the registrant. The three nominees that are currently known to be running for directorships are David L. Osborn, D. Marion Wood, and Thomas A. Sacco. The results of the voting at the annual meeting will be disclosed by the filing of a Form 8-K or in the registrant's next Form 10-QSB.

Item 5.  Other Information.

     The registrant has been in "off and on" discussions with various potential franchisees to develop restaurants, including potential franchisee chains that would develop franchised restaurants in the Southeast United States. No new agreements have been signed.


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

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ending March 31, 1996:

     1.     None.

PAGE

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          (Registrant)     HUDSON'S GRILL OF AMERICA, INC.


                           By: s/s David L. Osborn
                               David L. Osborn, President


                               Date:     May 20, 1996



elink\filing\10QSB1.953