Form 10QSB
period 1996-06-30
HUDSONS GRILL OF AMERICA INC
filed 1996-08-16
CIK 729545

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996

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

     State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest
practicable date. 6,056,986
                             PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        HUDSON'S GRILL OF AMERICA, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                      June 30, 1996 and December 31, 1995


                                          June 30,     December 31,
                                            1996           1995



     ASSETS

Current assets:
  Cash and cash equivalents             $    20,379     $   48,295
  Accounts receivable, net of allowance
    for doubtful accounts of $5,500
    at June 30, 1996 and $-0- at
    December 31, 1995                        33,325         40,379
  Current portion of notes and lease
    receivable                              234,870        217,221
  Prepaid expenses and other                 14,220        24,826


       Total current assets                 302,794        330,721

Property and equipment, at cost:

  Leasehold improvements                    622,883        662,879
  Restaurant equipment                      581,877        480,933
  Furniture and fixtures                    183,877        196,052

       Total property and equipment       1,388,637      1,339,864

  Less accumulated depreciation
    and amortization                     (1,121,816)    (1,206,293)

       Property and equipment-net           266,821         133,571


Long term portion of notes
  and lease receivable                    2,189,548       2,053,387

Liquor licenses-net of
  accumulated amortization
  of $52,258 at June 30, 1996
  and $67,085 at December 31, 1995           97,049         156,530

Other assets                                 49,703          49,735

      Total assets                      $ 2,905,915     $ 2,723,944


                        HUDSON'S GRILL OF AMERICA, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                      June 30, 1996 and December 31, 1995


                                              June 30,  December 31,
                                                1996         1995

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt         $   78,634     $  65,199
  Accounts payable                              51,522        37,430
  Accrued liabilities                            2,538        32,586

    Total current liabilities                  132,694       135,215

Long-term debt                               1,141,758     1,172,989

Other long-term liabilities                    428,050       422,720

Deferred income                                768,737       450,858

Commitments and contingencies
   (Note 4)

Shareholders' equity:
  Preferred stock, 1,000,000
    shares authorized, none
    issued or outstanding

  Common stock, no par value
     10,000,000 shares authorized
     6,056,986 shares issued and
     outstanding                             4,456,457     4,456,457

  Accumulated deficit                       (4,021,781)   (3,914,295)

    Total shareholders' equity                 434,676       542,162

    Total liabilities and
      and shareholders' equity              $2,905,915    $2,723,944



                        HUDSON'S GRILL OF AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

           For the three months ended June 30, 1996 and June 30,1995

                                           June 30,         June 30,
                                             1996             1995

Franchise revenue                        $    74,069      $   59,264
Capital lease income                          18,535          13,421
Joint venture revenues                        49,045          59,033

                                             141,649         131,718

Costs and expenses:
   Restaurant operations - net                 8,368          21,752
   General and administrative                169,913         164,176
   Depreciation and amortization              11,573          20,292

                                             189,854         206,220

Loss from operations                         (48,205)        (74,502)

Interest expense                             (24,450)        (24,942)
Interest income                               42,897          38,817
Gain on sale of assets                         5,260          17,624
Miscellaneous income                                           5,119

Net loss before
  provision for income taxes                 (24,498)        (37,884)

Provision for income taxes                       -0-             -0-

Net loss                                     (24,498)        (37,884)

Net loss attributable
   to common shares                          (24,498)        (37,884)

Net loss common share                    $     (.004)      $  (.0038)






                        HUDSON'S GRILL OF AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

            For the six months ended June 30, 1996 and June 30, 1995

                                           June 30,         June 30,
                                             1996             1995

Franchise revenue                        $   147,736      $  148,141
Capital lease income                          35,339          34,746
Joint venture revenues                        76,821         116,352

                                             259,896         299,239

Costs and expenses:
   Restaurant operations - net                44,751          45,846
   General and administrative                348,448         248,791
   Depreciation and amortization              23,693          46,514

                                             416,892         341,151

Loss from operations                        (156,996)        (41,912)

Interest expense                             (49,016)        (52,925)
Interest income                               83,893          86,839
Gain on sale of assets                        14,635           6,272
Miscellaneous income                                           5,119

Net income (loss) before
  provision for income taxes                (107,484)          3,393

Provision for income taxes                       -0-             -0-

Net income (loss)                           (107,484)          3,393

Net income (loss) attributable
   to common shares                         (107,484)          3,393

Net income (loss) common share           $    (.0178)      $   .0003





                        HUDSON'S GRILL OF AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW

            For the six months ended June 30, 1996 and June 30, 1995

                                              June 30,       June 30,
                                                1996           1995

Cash flows from operating
  activities:

Net income (loss)                           $ (107,484)   $    3,393
Adjustments to reconcile income (loss)
  to net cash flows from operating
  activities:
     Depreciation and amortization              23,693        46,513
     Amortization of deferred income           (45,649)      (35,470)
     Gain on sale of assets                    (14,635)       (6,272)
     Other non-cash items                        5,375       (48,682)
     Net cash provided by (used for)
       changes in assets and liabilities:
         Accounts receivable                     1,554       (22,375)
         Prepaid expenses and other              6,548       (17,457)
         Accounts payable                       14,092       (27,159)
         Accrued and other liabilities         (14,268)       (1,469)

Net cash flows from operating activities      (130,774)     (108,978)

Cash flows from investing activities:

    Net proceeds from sale of assets             5,230        12,182
    Note receivable principal payments          80,415        36,602
    Payments on lease receivables               61,038        55,077
    Refund of other assets                                    17,787

Net cash flows from investing
  activities                                   146,683       121,648

Net cash flows from financing
  activities:
    Repayment of notes payable                 (43,825)      (67,084)
    Repayment of long term liabilities                       (12,772)

Net cash flows from financing
  activities:                                  (43,825)      (79,856)




                        HUDSON'S GRILL OF AMERICA, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)

                            For the six months ended
                         June 30, 1996 and June 30,1995

                                              June 30,       June 30,
                                                1996           1995

Net decrease in cash                            (27,916)     (67,186)

Cash at beginning of period                      48,295       92,750

Cash at end of period                       $    20,379    $  25,564


Supplemental cash flow
  information:

     Interest paid                          $    47,225    $  53,303
     Income taxes paid                      $     2,400    $


     In the period ended June 30, 1996 - In connection with the sale of a restaurant, the Company received a note receivable of $282,087 and a lease receivable of $450,000. In addition, notes and leases receivable in the amount of $157,415 were exchanged to reacquire restaurant assets to be resold.



                      HUDSON'S GRILL OF AMERICA, INC.

                Notes to Consolidated Financial Statements

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Hudson's Grill of America, Inc. (the "Company") franchises and previously owned and operated full-service restaurants, primarily in Southern California and Texas. As of June 30, 1996, the Company has fourteen franchised restaurants. Additionally, it owns four restaurants, all of which are held for sale. (See Notes 2 and 8).

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

Restaurants Held for Sale

     As of June 30, 1996, all restaurants held for sale are operated under formal or informal joint venture agreements with prospective purchasers. The Company has ceased recording operating revenues and expenses on these restaurant locations, but records joint venture revenues (see Note 8). One restaurant held for sale was operated by the Company through mid-March, 1996, following a foreclosure under a joint venture agreement during 1995. The assets of the restaurants held for sale are primarily property and equipment and liquor licenses. Management has evaluated the remaining net assets of the restaurants held for sale and believes the carrying values do not exceed the net realizable values of those assets.

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

     The weighted average number of shares outstanding used in the income (loss) per share computation was 6,056,986 for the period ended June 30, 1996 and 10,056,986 for the period ended
June 30, 1995.

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

                                   June 30,           June 30,
                                     1996               1995

   Initial franchise revenues     $      521         $   49,374
   Continuing franchise
       revenues                      147,215             98,767

       Total franchise revenues   $  147,736         $  148,141


                      HUDSON'S GRILL OF AMERICA, INC.

            Notes to Consolidated Financial Statements (Cont'd)

2.   FRANCHISE ACTIVITIES  (CONT'D)

     In November, 1995, the Company received $150,000 from a franchisee to prepay franchise fees. The Company recorded the amount received as deferred income and will amortize it to income over the life of the agreement. The balance at June 30, 1996 is $137,193.


3.   NOTES AND LEASES RECEIVABLE

     At June 30, 1996 and December 31, 1995, the Company had a note receivable with a balance of $1,199,114 from its Texas franchisee. A principal shareholder of the Company owns an interest in this entity and Travis L. Bryant (see Note 5) owned an interest in this entity until 1994. Monthly payments of principal and interest in the amount of $14,006 were required for ten years at which time all remaining principal and accrued interest was due. The note bears interest at a rate of 8% per year and is collateralized by restaurant equipment and improvements. In addition, an offset agreement exists in which the Company can offset any past due amounts on the note against a note payable to Travis L. Bryant with a balance of $1,141,758 and $1,148,110 at June 30, 1996 and December 31, 1995
respectively.  See Note 5.

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

     In connection with the sale of restaurants in the year ended January 2, 1994, the Company received a note for $490,000 with annual installments due over four years with the balance due in the fifth year, plus interest at prime plus 2%. The balance of the note at June 30, 1996 and December 31, 1995 was $174,263 and $228,409 respectively.

     In connection with the sale of a restaurant in the year ended January 1, 1995, the Company received a note for $262,800.

                      HUDSON'S GRILL OF AMERICA, INC.

            Notes to Consolidated Financial Statements (Cont'd)


3.   NOTES AND LEASES RECEIVABLE (CONT'D)

The note bears interest at a rate equal to the greater of prime plus 2% or 9%, adjusted on a quarterly basis. Payments of interest only are required for one year, after which ninety-six monthly payments are required in amounts necessary to amortize the remaining principal balance of the note. The Company has agreed to accept interest only payments from April, 1996 through December, 1996. After that time amortization of principal begins again. The balance of the note was $250,300 at June 30, 1996 and $255,752 at December 31, 1995.

     At June 30, 1996, the Company has a $13,025 note receivable from a franchisee. The note bears interest at 10% and is payable in equal monthly installments over a two year period.

     In connection with the sale of a restaurant in the year ended December 31, 1995 the Company received a note for $50,000 with annual installments of $12,023 over five years including interest at 7.5 percent. The balance of the note at June 30, 1996 was $23,974.

     In connection with the sale of a restaurant in January 1996, the Company received a note for $282,087. The note bears interest at 9.75%. Payments of interest only are required for two years, after which the balance is due over ten years. The balance of the note was $282,087 at June 30, 1996.

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

     The Company also leased the restaurant equipment to the purchasers of the restaurants sold in the periods June 30, 1996 and December 31, 1995. The leases have been classified as sales-type leases. The net carrying value of the leases receivable at June 30, 1996 and December 31, 1995 is $415,418 and $419,093 respectively.





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



                      HUDSON'S GRILL OF AMERICA, INC.

            Notes to Consolidated Financial Statements (Cont'd)


4.   COMMITMENTS AND CONTINGENT LIABILITIES (CONT'D)

     In addition to the leases discussed above, the Company has assigned to the purchasers the leases of buildings for nine of the restaurants sold in the periods June 30, 1996 and December 31, 1995. The Company is secondarily liable for the lease payments on these restaurants should the purchasers not fulfill their responsibility under the leases. The future lease payments for these restaurants total approximately $9,804,152 at June 30, 1996. In addition, the Company may be secondarily liable under other leases for restaurants sold in prior years.

     Total rental expenses for operating leases were $23,355 and $44,246 for the periods ended June 30, 1996 and June 30, 1995, respectively.


5.   LONG-TERM DEBT

     Long-term debt at June 30, 1996 and December 31, 1995, which is collateralized by substantially all of the assets of the Company, is summarized as follows:
                                     June 30,        December 31,
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





                      HUDSON'S GRILL OF AMERICA, INC.

            Notes to Consolidated Financial Statements (Cont'd)

5.   LONG-TERM DEBT (CONT'D)
                                     June 30,        December 31,
                                       1996              1995
     Note payable to Corona Market
      Partnership, due in monthly
      installments of $5,327,
      including interest of 8%
      through June, 1997.               61,240           90,078

     Note payable, due in monthly
      installments of $2,240,
      including interest at 6%,
      through December 1996.            17,394

     Total                           1,220,392        1,238,188

     Less current portion              (78,634)         (65,199)

     Long-term debt                 $1,141,758       $1,172,989

     Principal payments due in the fiscal periods subsequent to June 30, 1996 are as follows: (following the modification to the note agreement with the Texas franchisee referred to in Note 3).

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


6.   INCOME TAXES

     There was no income tax provision as of June 30, 1996 due to the application of tax net operating loss carryforwards. The actual tax expense differs from the "expected" tax expense computed by applying the U.S. Federal corporate tax rate of 34% to earnings before income taxes primarily due to differences between financial reporting and income tax treatment of the debt restructuring described in Note 5.




                      HUDSON'S GRILL OF AMERICA, INC.

            Notes to Consolidated Financial Statements (Cont'd)


6.   INCOME TAXES (CONT'D)

     Deferred income taxes are provided for temporary differences between income tax and financial reporting as of June 30, 1996 and June 30, 1995 as follows:
                                   June 30,           June 30,
                                     1996                1995

     Deferred tax asset:
       Depreciation              $  182,000          $  230,000
       Net operating loss           134,000             167,000
       Accrued settlement            46,000              60,000
       Deferral income and rent      36,000
       Valuation allowance         (398,000)           (457,000)

                                 $                   $


     At June 30, 1996, the Company had net operating loss (NOL) and investment tax credit carryforwards for Federal income tax purposes of approximately $860,000 and $200,000, respectively. Use of these carryforwards (with the exception of approximately $390,000 of the NOL carryforward) were limited due to issuance of the warrant described in
Note 5.


7.   SHAREHOLDERS' EQUITY

     The Company is authorized to issue 1,000,000 shares of preferred stock with rights and preferences as designated by the Board of Directors.

     The Company has an incentive stock option plan ("ISO") which provides for the issuance of options to officers, directors and employees to purchase up to 825,000 shares of the Company's common stock. Options are exercisable at prices equal to the fair market value of common stock at the grant date, vest 20% annually and expire generally within five years. In 1993 the shareholders of the Company approved a Directors' Stock Option Plan ("DSO"). This plan provides for the issuance of up to 200,000 shares of stock to non-employee directors in increments of 10,000 shares every two years. Options will be issued at the average of the closing bid-ask price on the date of the grant.
No options were outstanding as of June 30, 1996 or December 31, 1995 under either plan.




                      HUDSON'S GRILL OF AMERICA, INC.

            Notes to Consolidated Financial Statements (Cont'd)


7.  SHAREHOLDERS EQUITY (CONT'D)

     The Company granted options to a consultant to purchase 400,000 shares of common stock with 100,000 shares vesting each year from 1995 to 1998. The exercise price is the market price at time of vesting. The exercise price of the shares vested in 1995 is $.11 per share. The options expire, if not exercised in 2003.

The following summarizes information regarding options granted, outstanding and exercisable:


                                    Number of Shares     Option Price
                                  ISO     OTHER    DSO     Per Share

Outstanding at January 4, 1993  189,750   305,800        $.15-$1.14
Canceled                       (189,750) (305,800)
Outstanding at January 2, 1994
  and January 1, 1995
Granted                                   400,000         Market price
Outstanding at June 30, 1996              400,000

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


8.   RESTAURANT SALES AND CLOSURES

     During the year ended January 1, 1995, the Company sold one restaurant and recorded a deferred gain of $348,782 on the sale, which will be amortized into income over the terms of the related note and lease receivables (see Note 3). The balance of the deferred gain at June 30, 1996 and December 31, 1995 was $295,343 and $305,129
respectively.






                        HUDSON'S GRILL OF AMERICA, INC.

              Notes to Consolidated Financial Statements (Cont'd)


8.   RESTAURANT SALES AND CLOSURES (CONT'D)

     During the period ended June 30, 1996 the Company sold one restaurant and recorded a deferred gain of $342,821 on the sale, which will be amortized into income over the terms of the related note and lease receivables (see Note 3). The balance of the deferred gain at June 30, 1996 was $336,201.

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

     At June 30, 1996, accounts receivable totalled $33,325 and the Company has provided an allowance for doubtful accounts of $5,500. Bad debts were immaterial for 1995 and 1994. The Company performs periodic credit evaluations on its customers' financial conditions and believes that the allowance for doubtful accounts is adequate.

     The Company periodically maintains cash balances in excess of FDIC insurance limits.

     Notes and leases receivables are described in Note 3.

                        HUDSON'S GRILL OF AMERICA, INC.

              Notes to Consolidated Financial Statements (Cont'd)

9.  FINANCIAL INSTRUMENTS (CONT'D)

Fair Value of Financial Instruments

     The estimated fair values of the Company's financial instruments were determined by management using available market information and appropriate valuation methodologies. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange.

     At June 30, 1996, cash, accounts receivable and accounts payable have fair values that approximate book values based on their short term or demand maturity.

     The fair value of notes receivable and notes payable are based on estimated discounted cash flows. The fair value of these Instruments approximates book value at June 30, 1996.


Item 2.  Management's Discussion and Analysis.

Net Sales

     Franchise revenue decreased from $148,141 for the half year ended June 30, 1995 to $147,736 for the half year ended June 30, 1996. However, for the comparable 3 month period ending June 30th, franchise revenue increased to $74,069 in 1996 from $59,264 in 1995. Net joint venture revenue and equipment lease income was $115,352 in the first half year of 1995 and decreased to $76,821 in the first half year of 1996. During this past year several of the Company's joint ventures became franchises, and thus joint venture revenues decreased. For the half year ended June 30, 1995, the Company had capital lease income of $34,746; capital lease income increased slightly in the first half year of 1996 to $35,339.

Expenses

     Net restaurant operating expenses were $44,751 for the half year ended June 30, 1996, compared to $45,846 for the half year ended June 30, 1995.

     General and administrative expenses for the half year ended June 30, 1996, were $348,448 compared to $248,791 for the half year ended June 30, 1995. This increase is partially due to the Company's hiring of a vice president to coordinate new franchising opportunities and to support existing franchises and the hiring of another administrative employee.

     Depreciation declined in the first half year of 1995 to $23,693 from 1995's amount of $46,514. This is mostly due to the sales of Company restaurants.

Liquidity and Capital Resources

     The Company had a working capital surplus of approximately $170,100 as of June 30, 1996, as compared to a surplus of $195,506 for December 31, 1995. The decrease is due to a decrease in cash and a decrease in prepaid expenses.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     On May 30, 1996, Jordano's, Inc., a California corporation, filed suit against Ron Stayer and against Hudson's Grill of America, Inc., in the Superior Court of the State of California in and for the County of Santa Barbara. The suit is a complaint for money alleging that Jordano's provided $104,212.52 worth of unpaid goods to the Hudson's Grill located in Pomona, California, and operated by Ronald Stayer. The suit alleged that the registrant guaranteed the indebtedness of the Pomona restaurant. The registrant denies any obligation owed to Jordano's based on the alleged guaranty. The court has granted Jordano's the right to amend its suit against the registrant, but currently the registrant has not received any amended complaint. Two years ago, the registrant set up a reserve to cover expenses related to transferring its former interest in the Pomona restaurant; the costs of defending this suit will be deducted from the reserve.


Item 4.  Submission of Matters to a Vote of Security Holders

     At its annual meeting held on May 28, 1996, shareholders of the registrant approved an amendment to the registrant's articles of incorporation that increased the number of authorized shares of common stock permitted to be issued by the registrant from 10,000,000 shares to 100,000,000 shares. The number of shares voted for the amendment was 4,420,284; the number shares voted against the amendment was 169,107; and the number of shares that abstained was 3,025.


Item 5.  Other Information.

     The registrant has entered into two new franchise agreements. One of the new franchise agreements was for a new Hudson's Grill that opened on July 22, 1996, in Fullerton, California. The second new franchise agreement is for a new Hudson's Grill to be opened at a shopping center under construction in Santa Clarita, California, that is due to be completed in early 1997.


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

(b)  Reports on Form 8-K.  The following reports on Form
8-K were filed during the quarter ending June 30, 1996:

     1.     May 28, 1996.   The registrant announced that it consummated
its tentative agreement with Macotela, Inc., to sell its Hudson's Grill in Oxnard, California. Beginning February 1996, the registrant began to offset its note with Travis Bryant because of non payment on the note the registrant holds from Famous Bars, Grills and Cafes of America, Inc. ("FGA"). The registrant was assigned several notes receivable with an aggregate face value at the time of assignment of $1,199,000, which are collateralized by assets of restaurants that had been sold by FGA. On February 6, 1996, the registrant's Directors met and voted to put to a shareholder vote a resolution to increase the number of authorized shares of common stock of the registrant to 100,000,000 shares. On March 2, 1996, the registrant's first franchised restaurant on the East Coast opened for business. The registrant also announced that effective March 25, 1996, it took back the Westlake, California, Hudson's Grill restaurant that had been sold to Grills Unlimited, Inc. Also in March 1996, the registrant entered into a contract to sell the Westlake restaurant and the registrant's Whittier, California Hudson's Grill to the current manager of the restaurants.

     2. May 29, 1996. The registrant announced that on May 28, 1996, it executed a letter of intent with Jackie's International, Inc., a corporation associated with Dr. S.L. Sethi of Jackson, Mississippi. The letter of intent offered rights to develop Hudson's Grill restaurant franchises in an area that includes Alabama, Arkansas, Georgia, Louisiana, Mississippi, and Tennessee.

     The registrant also announced that a new board of directors was elected at its annual shareholders meeting that was held on May 28, 1996. The shareholders also voted to retain Hein + Associates as their auditors and approved an increase in the number of authorized shares of common stock to 100,000,000.

     3.    July 25, 1996.   The registrant announced that on July 17,
1996, the sale of its Hornblowers restaurant in Ventura's Harbor in Ventura, California, had been consummated.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          (Registrant)     HUDSON'S GRILL OF AMERICA, INC.


                           By: s/s David L. Osborn
                               David L. Osborn, President


                               Date:     August 15, 1996