Form 10QSB
period 1996-09-30
HUDSONS GRILL OF AMERICA INC
filed 1996-11-18
CIK 729545

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996

Commission file number 0-13642


                 HUDSON'S GRILL OF AMERICA, INC.
         (Name of small business issuer in its charter)


California
(State or other jurisdiction of incorporation)

95-3477313
(IRS Employer Identification Number)

      16970 Dallas Parkway, Suite 402, Dallas, Texas  75248
            (Address of Principal Executive Offices)


Issuer's telephone number, including area code:
(972) 931-9743
PAGE

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

                     HUDSON'S GRILL OF AMERICA, INC.
                      CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)
                September 30, 1996 and December 31, 1995

                                        September 30,   December 31,
                                             1996           1995

     ASSETS

Current assets:
   Cash and cash equivalents             $   122,792     $    48,295
  Accounts receivable, net of allowance
    for doubtful accounts of $8,850
    at September 30, 1996 and $-0- at
    December 31, 1995                        47,256          40,379
  Current portion of notes and lease
    receivable                              179,893         217,221
   Prepaid expenses and other                 14,475          24,826

       Total current assets                 364,416         330,721

Property and equipment, at cost:

  Leasehold improvements                    541,238         662,879
  Restaurant equipment                      556,686         480,933
Furniture and fixtures                    174,106         196,052

       Total property and equipment       1,272,030       1,339,864

  Less accumulated depreciation
    and amortization                     (1,056,358)     (1,206,293)

       Property and equipment-net           215,672         133,571


Long term portion of notes
  and lease receivable                    2,382,361       2,053,387

Liquor licenses-net of
  accumulated amortization
  of $28,126 at September 30, 1996
  and $67,085 at December 31, 1995           46,874         156,530

Other assets                                 42,643          49,735

      Total assets                      $ 3,051,966     $ 2,723,944
                     HUDSON'S GRILL OF AMERICA, INC.

                      CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)

                September 30, 1996 and December 31, 1995


                                           September 30,  December 31,
                                                1996          1995

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt         $   57,287     $   65,199
  Accounts payable                              14,074         37,430
  Accrued liabilities                            1,600         32,586

    Total current liabilities                   72,961        135,215

Long-term debt                               1,141,758      1,172,989

Other long-term liabilities                    427,425        422,720

Deferred income                                955,480        450,858

Commitments and contingencies
   (Note 4)

Shareholders' equity:
  Preferred stock, 1,000,000
    shares authorized, none
    issued or outstanding

  Common stock, no par value
     100,000,000 shares authorized
     6,056,986 shares issued and
     outstanding                             4,456,457      4,456,457

  Accumulated deficit                       (4,002,115)    (3,914,295)

    Total shareholders' equity                 454,342        542,162

    Total liabilities and
      and shareholders' equity              $3,051,966     $2,723,944

                     HUDSON'S GRILL OF AMERICA, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                       For the three months ended
                September 30, 1996 and September 30,1995


                                         September 30,   September 30,
                                             1996            1995

Franchise revenue                        $    73,274      $    50,750
Capital lease income                          13,691           16,437
Joint venture revenues                        37,584           39,608

                                             124,549          106,795

Costs and expenses:
   Restaurant operations - net                 3,246           40,671
   General and administrative                129,544          118,770
   Depreciation and amortization               8,808           20,307

                                             141,598          179,748

Loss from operations                         (17,049)         (72,953)

Interest expense                             (24,059)         (25,295)
Interest income                               47,212           38,838
Gain on sale of assets                        13,140            7,412
Miscellaneous income                             422            5,780
Gain (loss) on store closure                                   86,766

Net income before
  provision for income taxes                  19,666           40,548

Provision for income taxes

Net income                                    19,666           40,548

Net income attributable
   to common shares                           19,666           40,548

Net income common share                 $      .0020      $     .0041

                     HUDSON'S GRILL OF AMERICA, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                        For the nine months ended
                September 30, 1996 and September 30,1995


                                        September 30,    September 30,
                                            1996             1995

Franchise revenue                        $   221,010      $   198,891
Capital lease income                          49,030           51,183
Joint venture revenues                       114,405          155,960

                                             384,445          406,034

Costs and expenses:
   Restaurant operations - net                47,997           86,517
   General and administrative                477,992          367,561
   Depreciation and amortization              32,501           66,821

                                             558,490          520,899

Loss from operations                        (174,045)        (114,865)

Interest expense                             (73,075)         (78,220)
Interest income                              131,105          125,677
Gain on sale of assets                        27,775           13,684
Miscellaneous income                             422           10,899
Gain (loss) on store closure                                   86,766

Net income (loss) before
  provision for income taxes                 (87,818)          43,941

Provision for income taxes

Net income (loss)                            (87,818)          43,941

Net income (loss) attributable
   to common shares                          (87,818)          43,941

Net income (loss) common share           $    (.0145)      $    .0044

                     HUDSON'S GRILL OF AMERICA, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOW

                       For the nine months ended
                September 30, 1996 and September 30, 1995

                                          September 30, September 30,
                                              1996          1995
Cash flows from operating
  activities:

Net income (loss)                         $   (87,818)    $   43,941
Adjustments to reconcile income (loss)
  to net cash flows from operating
  activities:
     Depreciation and amortization             32,502         66,821
     Amortization of deferred income          (63,608)       (51,907)
     Gain on sale of assets                   (27,775)       (13,684)
     Other non-cash items                      12,375       (132,400)
     Net cash provided by (used for)
       changes in assets and liabilities:
         Accounts receivable                  (15,726)       (24,569)
         Prepaid expenses and other             4,264        (16,356)
      Accounts payable                      (23,356)        (9,214)
         Accrued and other liabilities        (16,875)         2,055

Net cash flows from operating activities     (186,017)      (135,313)

Cash flows from investing activities:

    Net proceeds from sale of assets            7,913         12,182
    Note receivable principal payments        155,861         84,358
    Payments on lease receivables             157,114         80,377
    Refund of other assets                      4,799          7,787

Net cash flows from investing
  activities                                  325,687        184,704

Net cash flows from financing
  activities:
    Repayment of notes payable                (65,173)       (80,801)
    Repayment of long term liabilities                       (82,772)
    Proceeds from borrowing                                   25,000

Net cash flows from financing
  activities:                                 (65,173)      (138,573)

                     HUDSON'S GRILL OF AMERICA, INC.

                        For the nine months ended
                 September 30, 1996 and September 30,1995

                                          September 30,  September 30,
                                              1996           1995

Net increase (decrease) in cash                74,497        (89,182)

Cash at beginning of period                    48,295         92,750

Cash at end of period                     $   122,792     $    3,568

Supplemental cash flow
  information:

     Interest paid                        $    70,894    $    78,656
     Income taxes paid                    $     4,800    $

     In the period ended September 30, 1996 - In connection with the sale of two restaurants, the Company received notes receivable of $282,087 and $294,000, along with a lease receivable of $450,000. Also, during this period, notes and leases receivable in the amount of $157,415 were exchanged to reacquire restaurant assets to be resold, and notes and leases receivable in the amount of $108,907 were paid off early by a franchisee.

                  HUDSON'S GRILL OF AMERICA, INC.

             Notes to Consolidated Financial Statements

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Hudson's Grill of America, Inc. (the "Company") franchises and previously owned and operated full-service restaurants, primarily in Southern California and Texas. As of September 30, 1996, the Company has fifteen franchised restaurants. Additionally, it owns three restaurants, all of which are held for sale. (See Notes 2 and 8).

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

Restaurants Held for Sale

     As of September 30, 1996, all restaurants held for sale are operated under formal or informal joint venture agreements with prospective purchasers. The Company has ceased recording operating revenues and expenses on these restaurant locations, but records joint venture revenues (see Note 8). One restaurant held for sale was operated by the Company through mid-March, 1996, following a foreclosure under a joint venture agreement during 1995. The assets of the restaurants held for sale are primarily property and equipment and liquor licenses. Management has evaluated the remaining net assets of the restaurants held for sale and believes the carrying values do not exceed the net realizable values of those assets.

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

     The weighted average number of shares outstanding used in the income (loss) per share computation was 6,056,986 for the period ended September 30, 1996 and 10,056,986 for the period ended September 30, 1995.

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

                                 September 30,      September 30,
                                     1996               1995

   Initial franchise revenues     $      521         $   49,374
   Continuing franchise
       revenues                      220,489            149,517

       Total franchise revenues   $  221,010         $  198,891

                  HUDSON'S GRILL OF AMERICA, INC.

        Notes to Consolidated Financial Statements (Cont'd)

2.   FRANCHISE ACTIVITIES  (CONT'D)

     In November, 1995, the Company received $150,000 from a franchisee to prepay franchise fees. The Company recorded the amount received as deferred income and will amortize it to income over the life of the agreement. The balance at September 30, 1996 is $132,925.


3.   NOTES AND LEASES RECEIVABLE

     At September 30, 1996 and December 31, 1995, the Company had a note receivable with a balance of $1,199,114 from its Texas franchisee. A principal shareholder of the Company owns an interest in this entity and Travis L. Bryant (see Note 5) owned an interest in this entity until 1994. Monthly payments of principal and interest in the amount of $14,006 were required for ten years at which time all remaining principal and accrued interest was due. The note bears interest at a rate of 8% per year and is collateralized by restaurant equipment and improvements. In addition, an offset agreement exists in which the Company can offset any past due amounts on the note against a note payable to Travis L. Bryant with a balance of $1,141,758 and $1,148,110 at September 30, 1996 and December 31, 1995
respectively.  See Note 5.

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

     In connection with the sale of restaurants in the year ended January 2, 1994, the Company received a note for $490,000 with annual installments due over four years with the balance due in the fifth year, plus interest at prime plus 2%. The balance of the note at September 30, 1996 and December 31, 1995 was $146,335 and $228,409
respectively.

     In connection with the sale of a restaurant in the year ended January 1, 1995, the Company received a note for $262,800.

                  HUDSON'S GRILL OF AMERICA, INC.

        Notes to Consolidated Financial Statements (Cont'd)


3.   NOTES AND LEASES RECEIVABLE (CONT'D)

The note bears interest at a rate equal to the greater of prime plus 2% or 9%, adjusted on a quarterly basis. Payments of interest only were required for one year, after which ninety-six monthly payments were required in amounts necessary to amortize the remaining principal balance of the note. The Company has agreed to accept interest only payments from April 1996 through December 1996. After that time amortization of principal begins again. The balance of the note was $250,300 at September 30, 1996 and $255,752 at December 31, 1995.

     During the period ended September 30, 1996, the Company had a note receivable from a franchisee in the amount of $11,111. The note bore interest at 10% and was payable in equal monthly installments over a two year period. During the period ended September 30, 1996, this note was paid off by the franchisee.

     In connection with the sale of a restaurant in the year ended December 31, 1995 the Company received a note for $50,000 with annual installments of $12,023 over five years including interest at 7.5 percent. During the period ended September 30, 1996, this note was paid off by the franchisee.

     In connection with the sale of a restaurant in January 1996, the Company received a note for $282,087. The note bears interest at 9.75%. Payments of interest only are required for two years, after which the balance is due over ten years. The balance of the note was $282,087 at September 30, 1996.

     In the first quarter of 1996 a franchisee breached his franchise agreement and a restaurant was reacquired by the Company. The Company agreed to forgive debt in the amount of $157,415 in reacquiring all assets of the restaurant. The Company immediately joint ventured the restaurant and it is currently under contract to be sold.

     In connection with a restaurant sold July 17, 1996, the Company received a note for $294,000. The note bears interest at a rate equal to the greater of prime plus 2% or 9%. The note is amortized over a period of 48 months with payments of $6,400 per month. At the end of 47 months all remaining unpaid interest and principal is due.

     The notes that arose with the sales of the various restaurants referred to above are collateralized with certain assets of those restaurants.
                  HUDSON'S GRILL OF AMERICA, INC.

        Notes to Consolidated Financial Statements (Cont'd)
3.   NOTES AND LEASE RECEIVABLE (CONT'D)

     The Company also leased the restaurant equipment to the purchasers of the restaurants sold in the periods September 30, 1996 and December 31, 1995. The leases have been classified as sales-type leases. During the period ended September 30, 1996 a franchisee paid off a lease receivable with a net carrying value of $74,581. The net carrying value of the leases receivable at September 30, 1996 and December 31, 1995 is $333,033 and $419,093 respectively.

Future lease payments due in fiscal periods ending:

     December 29, 1996             $   19,500
     January 4, 1998                   78,000
     January 3, 1999                   78,000
     January 2, 2000                   78,000
     January 1, 2001                   78,000
     Thereafter                       497,225
       Total                          828,725
       Less amount representing
         unearned interest           (495,692)
                                   $  333,033

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

                  HUDSON'S GRILL OF AMERICA, INC.

        Notes to Consolidated Financial Statements (Cont'd)


4.   COMMITMENTS AND CONTINGENT LIABILITIES (CONT'D)

     In addition to the leases discussed above, the Company has assigned to the purchasers the leases of buildings for nine of the restaurants sold in the periods September 30, 1996 and December 31, 1995. The Company is secondarily liable for the lease payments on these restaurants should the purchasers not fulfill their responsibility under the leases. The future lease payments for these restaurants total approximately $9,804,152 at September 30, 1996. In addition, the Company may be secondarily liable under other leases for restaurants sold in prior years.

     Total rental expenses for operating leases were $25,746 and $66,934 for the periods ended September 30, 1996 and September 30, 1995, respectively.


5.   LONG-TERM DEBT

     Long-term debt at September 30, 1996 and December 31, 1995, which is collateralized by substantially all of the assets of the Company, is summarized as follows:
                                   September 30,     December 31,
                                       1996              1995
     Note payable to Travis L.
      Bryant, a former director
      of the Company and a former
      part owner of a Texas
      franchisee; monthly
      interest payments of $7,696
      through November 1995 and
      monthly installments of
      $14,006 including interest
      at 8% through November 2005.
      (See below and Note 3.)         $1,141,758     $1,148,110

                  HUDSON'S GRILL OF AMERICA, INC.

5.   LONG-TERM DEBT (CONT'D)
                                  September 30,      December 31,
                                       1996              1995
     Note payable to Corona Market
      Partnership, due in monthly
      installments of $5,327,
      including interest of 8%
      through June 1997.                46,385           90,078

     Note payable, due in monthly
      installments of $2,240,
      including interest at 6%,
      through December 1996.            10,902

     Total                           1,199,045        1,238,188

     Less current portion              (57,287)         (65,199)

     Long-term debt                 $1,141,758       $1,172,989

     Principal payments due in the fiscal periods subsequent to September 30, 1996 are as follows: (following the modification to the note agreement with a Texas franchisee referred to in Note 3).

     Fiscal Period Ending:
            December 29, 1996                        $   23,963
            January 4, 1998                              33,324
            January 3, 1999                              90,529
            January 2, 2000                              98,043
            January 1, 2001                             106,180
            Thereafter                                  847,006
              Total                                  $1,199,045

                  HUDSON'S GRILL OF AMERICA, INC.

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


6.   INCOME TAXES

     There was no federal income tax provision as of September 30, 1996 due to the application of tax net operating loss carryforwards. The actual tax expense differs from the "expected" tax expense computed by applying the U.S. Federal corporate tax rate of 34% to earnings before income taxes primarily due to differences between financial reporting and income tax treatment of the debt restructuring described in Note 5.

                  HUDSON'S GRILL OF AMERICA, INC.

6.   INCOME TAXES (CONT'D)

     Deferred income taxes are provided for temporary differences between income tax and financial reporting as of September 30, 1996, and September 30, 1995 as follows:
                                September 30,       September 30,
                                    1996                1995

     Deferred tax asset:
       Depreciation              $  182,000          $  230,000
       Net operating loss           134,000             167,000
       Accrued settlement            46,000              60,000
       Deferral income and rent      36,000
       Valuation allowance         (398,000)           (457,000)

                                 $                   $


     At September 30, 1996, the Company had net operating loss (NOL) and investment tax credit carryforwards for Federal income tax purposes of approximately $824,000 and $200,000, respectively. Use of these carryforwards (with the exception of approximately $390,000 of the NOL carryforward) were limited due to issuance of the warrant described in Note 5.


7.   SHAREHOLDERS' EQUITY

     The Company is authorized to issue 1,000,000 shares of preferred stock with rights and preferences as designated by the Board of Directors.

     The Company has an incentive stock option plan ("ISO") which provides for the issuance of options to officers, directors and employees to purchase up to 825,000 shares of the Company's common stock. Options are exercisable at prices equal to the fair market value of common stock at the grant date, vest 20% annually and expire generally within five years. In 1993 the shareholders of the Company approved a Directors' Stock Option Plan ("DSO"). This plan provides for the issuance of up to 200,000 shares of stock to non-employee directors in increments of 10,000 shares every two years. Options will be issued at the average of the closing bid-ask price on the date of the grant. No options were outstanding as of September 30, 1996 or December 31, 1995 under either plan.

                  HUDSON'S GRILL OF AMERICA, INC.

7.  SHAREHOLDERS EQUITY (CONT'D)

     The Company granted options to a consultant to purchase 400,000 shares of common stock with 100,000 shares vesting each year from 1995 to 1998. The exercise price is the market price at time of vesting. The exercise price of the shares vested in 1995 is $.11 per share and $.09 per share for the shares vested in 1996. The options expire, if not exercised in 2003.

The following summarizes information regarding options granted, outstanding and exercisable:


                                    Number of Shares     Option Price
                                  ISO     OTHER    DSO     Per Share

Outstanding at January 4, 1993  189,750   305,800         $.15-$1.14
Canceled                       (189,750) (305,800)
Outstanding at January 2, 1994
  and January 1, 1995
Granted                                   400,000         Market price
Outstanding at
  September 30, 1996                      400,000

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


8.   RESTAURANT SALES AND CLOSURES

     During the year ended January 1, 1995, the Company sold one restaurant and recorded a deferred gain of $348,782 on the sale, which will be amortized into income over the terms of the related note and lease receivables (see Note 3). The balance of the deferred gain at September 30, 1996 and December 31, 1995 was $294,379 and $305,129
respectively.
                  HUDSON'S GRILL OF AMERICA, INC.

        Notes to Consolidated Financial Statements (Cont'd)


8.   RESTAURANT SALES AND CLOSURES (CONT'D)

     During the period ended September 30, 1996 the Company sold one restaurant and recorded a deferred gain of $342,821 on the sale, which will be amortized into income over the terms of the related note and lease receivables (see Note 3). The balance of the deferred gain at September 30, 1996 was $333,423.

     During the period ended September 30, 1996, the Company sold a second restaurant and recorded a deferred gain of $204,152 on the sale, which will be amortized into income over the terms of the related note (see note 3). The balance of the deferred gain at September 30, 1996, was $194,753.

     The Company is endeavoring to sell all remaining restaurants and has granted purchase options for three of the remaining restaurants owned. These purchase options also include certain joint venture provisions, whereby, the future purchasers operate the restaurants and the Company receives a joint venturer's fee based on sales, net of certain operating expenses. Based on the option price provided in these agreements, management does not anticipate recording a loss on sale of these restaurants.

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

                  HUDSON'S GRILL OF AMERICA, INC.

9.  FINANCIAL INSTRUMENTS (CONT'D)

     At September 30, 1996, accounts receivable totalled $47,256 and the Company has provided an allowance for doubtful accounts of $8,850. Bad debts were immaterial for 1995 and 1994. The Company performs periodic credit evaluations on its customers' financial conditions and believes that the allowance for doubtful accounts is adequate.

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

     At September 30, 1996, cash, accounts receivable and accounts payable have fair values that approximate book values based on their short term or demand maturity.

     The fair value of notes receivable and notes payable are based on estimated discounted cash flows. The fair value of these Instruments approximates book value at September 30, 1996.

Item 2.  Management's Discussion and Analysis.

Net Sales

     Franchise revenue increased from $198,891 for the nine months ended September 30, 1995, to $221,010 for the nine months ended September 30, 1996. For the comparable 3 month period ending September 30th, franchise revenue increased to $73,274 in 1996 from $50,750 in 1995. Net joint venture revenue and capital lease income was $207,143 in the first nine months of 1995 and decreased to $163,435 in the first nine months of 1996. During this past year several of the Company's joint ventures became franchises, and thus joint venture revenues decreased. For the nine months ended September 30, 1995, the Company had capital lease income of $51,183; capital lease income decreased slightly in the first nine months of 1996 to $49,030.

Expenses

     Net restaurant operating expenses were $47,997 for the nine months ended September 30, 1996, compared to $86,517 for the nine months ended September 30, 1995.

     General and administrative expenses for the nine months ended September 30, 1996, were $477,992 compared to $367,561 for the nine months ended September 30, 1995. This increase is partially due to the Company's hiring of a vice president to coordinate new franchising opportunities and to support existing franchises and the hiring of another administrative employee.

     Depreciation declined in the first nine months of 1996 to $32,501 from 1995's amount of $66,821. This is mostly due to the sales of Company restaurants.

Liquidity and Capital Resources

     The Company had a working capital surplus of approximately $291,455 as of September 30, 1996, as compared to a surplus of $195,506 for December 31, 1995. The increase is due to an increase in cash and a decrease in accounts payable and accrued liabilities.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     On May 30, 1996, Jordano's, Inc., a California corporation, filed suit against Ron Stayer and against Hudson's Grill of America, Inc., in the Superior Court of the State of California in and for the County of Santa Barbara. The suit is a complaint for money that alleged that Jordano's provided goods to the Hudson's Grill located in Pomona, California, and operated by Ronald Stayer, that with interest added to it amounted to an indebtedness (not including attorney's fees) of $104,212.52. The suit has been amended and now alleges that the registrant gave a continuing guarantee of the indebtedness of the Pomona restaurant and/or is liable as a joint venturer with Mr. Stayer. The registrant denies any obligation owed to Jordano's based on the alleged guaranty and has filed an answer to the lawsuit on November 13, 1996. At the same time, registrant is initiating discovery in the case. The case is currently set for trial on March 7, 1997.

     The registrant continues to be in litigation with its former franchisee in Bend, Oregon, about trademark and proprietary matters. The Bend location is no longer operated as a Hudson's Grill and is no longer operated as a restaurant by the registrant's former franchisee or by its former principals.


Item 5.  Other Information.

     The registrant's development agreement with Jackie's
International, Inc., has resulted in the beginning of construction of Hudson's Grills in the State of Mississippi in the cities of Vicksburg, Oxford and Greenville. A Hudson's Grill restaurant is also being built in Santa Clarita, California, by George Miller, a California sole proprietor. Additionally, sites are under consideration in Cincinnati, Ohio; Bakersfield, California; Pensacola, Florida; and Arcadia, California.

     The registrant anticipates that it will close on the sale of its Pomona, California, Hudson's Grill on or before December 1, 1996, to Burgers of Diamond Bar, a California partnership. The closing on the sale of the registrant's Hudson's Grill restaurants located in Whittier, California, and Westlake, California, have been postponed until a California Board of Equalization lien against the Whittier property (based on a prior owner) can be resolved.

     The registrant has modified its agreements with its Lancaster, California, franchisee by extending to December 1, 1996, the due date of certain of the franchisee's payments owed to the registrant. One of the registrant's two franchises in Austin, Texas, was terminated on August 27, 1996, for non-payment of royalty fees. The registrant's Oxnard, California, franchisee and its remaining Austin, Texas, franchisee are currently delinquent in paying their obligations to the registrant.

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

(99)          Additional Exhibits              n/a

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


(b)  Reports on Form 8-K.  The following reports on Form
8-K were filed during the quarter ending September 30, 1996:

     1. August 20, 1996. The registrant announced that on July 22, 1996, another Hudson's Grill restaurant was opened. FUN Remco, Inc., which already operates two other franchises from the Company, opened its third Hudson's Grill restaurant in California. This new franchise is in Fullerton in Orange County.

     The registrant also entered into another franchise agreement. George Thomas, a California businessman has signed a franchise agreement to open a Hudson's Grill in Santa Clarita, California. The restaurant is under construction and is planned to be open in early 1997; it will be in a freestanding building in a new shopping center called Solemint Junction

     2. July 25, 1996. The registrant announced that on July 17, 1996, the sale of its Hornblowers restaurant in Ventura's Harbor in Ventura, California, had closed. Kian Farzadam, an individual who has been cojoint venturer of the restaurant for several years, purchased the restaurant. Hornblowers has been owned by Hudson's or operated as a joint venture with the registrant for many years; however, the restaurant uses a theme that is different from the Hudson's Grills franchised by the registrant.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          (Registrant)     HUDSON'S GRILL OF AMERICA, INC.


                           By: s/s David L. Osborn
                               David L. Osborn, President


                               Date:     November 15, 1996