Form 10KSB
period 1996-12-29
HUDSONS GRILL OF AMERICA INC
filed 1997-04-14
CIK 729545

SECURITIES AND EXCHANGE COMMISSION

         Washington, D.C. 20549

               FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 29, 1996

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


Issuer's telephone number, including area code:
(972) 931-9237

Securities registered under Section 12(b) of the Exchange
Act:

None                    None
(Title of each class)   (Name of each exchange on which
                        registered)

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

[ ]

State issuer's revenues for its most recent fiscal year.
$616,915

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). Average bid and asked during the week ending 3/28/97 is $0.1875. The Issuer has 6,056,986 shares outstanding; the market value of the voting stock is $1,135,684.88.

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

6,056,986


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Report to Shareholders for the year ended December 29, 1996, are incorporated by reference into Parts I and II. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 1997, are incorporated by referenced into Parts II and III.


                 PART I

ITEM 1. BUSINESS

Hudson's Grill of America, Inc. (the "Company"), was incorporated on June 11, 1979, in California, and the corporation has undergone several name changes since then. The Company amended its charter to its current name on June 14,1991. Currently, the Company operates and franchises Hudson's Grill Restaurants.

Hudson's Grill Restaurants are full service restaurants which serve lunch and dinner and a wide range of alcoholic beverages. On December 29, 1996, there were seventeen (17) Hudson's Grill restaurants; fourteen(14) were franchised and three (3) were in escrow awaiting completion of certain conditions and events. The company's major focus is to expand the Hudson's Grill operations through franchising instead of through ownership, although it may open or purchase a Hudson's Grill to operate as a company store for training and exhibition purposes. The Hudson's Grill Restaurants are currently operating in California, Texas, and New Jersey. Franchises are currently under contract in Mississippi and Guatemala City, Guatemala. The Company is actively seeking more franchises, but the franchise market and the restaurant market are very competitive. Many other franchisers have substantially more capital, thereby making it much more difficult to compete against them.


BRIEF SUMMARY OF MAJOR EVENTS OVER THE PAST THREE YEARS.

In January 1997, the Company closed on the sale of its restaurant in Pomona, California, on January 21,1997. Burgers of Diamond Bar, a California partnership, purchased the restaurant for One Hundred Twenty Thousand Two Hundred Dollars ($120,200) and agreed to an eight year lease of the Company's equipment for Twenty Five Hundred Dollars ($2,500) per month.

In December 1996, the Company settled a trademark infringement lawsuit against one of its former franchisees. The former franchisee had operated a Hudson's Grill in Bend, Oregon, and had been terminated as a franchisee for failure to pay royalties. The former franchisee's operations have been transferred to new owners, and it no longer is or looks like a Hudson's Grill restaurant; the former franchisee agreed to pay more than $31,000 to settle the case.

Also in December 1996, the Company signed its first international franchise. The new franchise is located in Guatemala City, Guatemala. The Company also agreed to transfer a modified note owed to it by Famous Bars, Grills and Cafes of America, Inc. ("Famous Bars"), to Travis Bryant as full payment of the Company's note owed to Mr. Bryant. The note had previously been modified to reflect an assignment by Famous Bars to the Company of an increase in the royalty fees (equal to two percent of gross sales) associated with four Hudson's Grill restaurants sold by Famous Bars since October 1995. The Company also settled a lawsuit against it by an unpaid vendor of a former joint venture.

In August 1996, the Company announced two new franchises to open in the future. The new franchises are located in Fullerton, California, and in Santa Clarita, California.

On July 17, 1996, the Company closed on the sale of its Hornblower's restaurant. The sale was pursuant to an agreement for sale signed and announced in 1995.

On May 28, 1996, the Company announced that it had signed a letter agreement with Dr. S.L. Sethi, the owner of Jackie's International, Inc., to develop 40 Hudson's Grill restaurants over a six year period in the states of Arkansas, Alabama, Georgia, Louisiana, Mississippi, and Tennessee. Also in May 1996, the Company's shareholders voted to increase the number of authorized common shares in the company to 100,000,000 shares.

During March 1996, the Company's first franchised restaurant on the East Coast opened in New Jersey. A Hudson's Grill opened in the Garden State Mall in Paramus, New Jersey.

On December 15, 1995, the Company signed an agreement with Wenza, Inc., and Jotar, Inc., permitting an annex to an existing franchise location in California, and granting rights to build up to twenty-four (24) restaurants in certain areas of California, New Jersey and New York.

In June 1995, the Company agreed to sell its "Hornblowers" restaurant in Ventura, California. This is the Company's only restaurant that is not a Hudson's Grill. The purchase price was Three Hundred Thousand Dollars ($300,000), and the purchaser was the current manager.

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

In May 1994, the Company agreed in writing to sell its Westlake and Simi Valley, California, restaurants to companies controlled by Davis Beckham, a former officer of the Company. He will pay Fifty Seven Thousand Two Hundred Seventy Eight Dollars($57,278) for the Westlake restaurant and Fifty Nine Thousand Six Hundred Fifty Five Dollars ($59,655) for the Simi Valley restaurant. The restaurants continued as franchises of the Company, and leased certain assets from the Company. These sales were completed on February 3,1995. Since then, Mr. Beckham's note was modified; he paid off the remaining balance; and as a result of the modification of the note, the Westlake restaurant is being leased by the Company to new operators.

In May 1994, the Company also agreed to sell its Oxnard, California, restaurant to its manager, Alvaro Hernandez. In January 1996, he paid Two Hundred Twenty Eight Thousand Dollars ($228,000) in cash and notes to buy the restaurant, and leased certain assets, too. Subsequently, this restaurant was transferred to new owners. On January 31, 1994, the Company closed its Irvine restaurant; the location remained closed until November 1994, when the Company withdrew its furniture and equipment as part of an agreement with the Landlord to vacate the premises. The agreement was in dispute, but in June 1995, the Company settled with the Landlord.

As of December 29, 1996, the Company no longer owned any restaurant that was still operated by it.


OPERATIONS AND RESTAURANT STYLE

HUDSON'S:

Hudson's Grill is a full service, limited menu concept with alcoholic beverage service. The management teams work with the philosophy that the customer should be viewed as their "Guest". They stress quality of product and service, efficient flow of communications, integrity in job performance and strong employee morale. These restaurants range in size from 2,500 to 5,500 square feet. The decor package has the theme of a "Classic Grill of the 50's and 60's", with the front end of a Hudson's automobile coming through the wall as a main feature. Some restaurants are in free standing buildings, and some are located within in-line shopping centers. One new restaurant is located at a food court in a shopping mall. The average Hudson's Grill employs approximately forty employees, seventy percent of whom are part-time employees.

With the exception of the new "food court" location, which has a limited menu and does not serve alcoholic beverages, the restaurants have similar operations and offer similar food. The Company plans to expand primarily through adding franchises, but it will consider a limited number of Company owned and operated units in the future. Since the restaurant industry is very competitive, the Company plans to attract loyal patrons by higher levels of service and more exacting specifications for its products.


MENU

HUDSON'S:

Most Hudson's Grill restaurants open at 11 a.m. and remain open until midnight, seven days a week, utilizing the same menu throughout all parts of the day. They specialize in 1/3 pound hamburgers with the beef patties produced to very exacting specifications. The menu also features an expanded chicken sandwich section using top quality chicken breasts and whole wheat buns. Also on the menu are salads, sandwiches, a variety of appetizers, fajitas, tacos, and handmade milkshakes and malts. Cocktails, beer and wine are also available with food. The full service restaurant concept utilizes booths and tables with waiters and waitresses serving the guests.


RESTAURANT DEVELOPMENT

HUDSON'S:

The Company currently has plans to construct several Hudson's Grill restaurants in the Dallas, Texas, area to use for demonstration and testing purposes. Other than these units and the possible purchase and conversion of several other restaurants if funds and credit become available, the Company plans to expand mostly through adding franchises.


FRANCHISE AGREEMENTS

HUDSON'S:

The Company has been issued the trademark registration of a "Hudson's Grill" logo and of the "Hudson's" name. It is currently seeking registration of several older logos and several brand new ones. The Company has secured a permit from the California Department of Corporations to issue Hudson's Grill franchises in California and uses a Uniform Franchise Offering Circular where permitted. As of December 29, 1996, the Company had fourteen (14) franchised restaurants that were in operation. The current standard terms to franchise a restaurant are an initial fee of Twenty Five Thousand Dollars and a royalty of four percent of sales, and require that three percent of sales be used for advertising. For these payments, the Company is obligated to do the following: screen and train potential franchisees, review and approve sites, and provide an operations manual and assistance.

During 1992, one restaurant was opened in Texas. In 1993, four additional franchise restaurants opened for business or were converted from Company owned locations. During 1995, two joint ventures were sold and became franchises, and the Company entered into a Franchise Development Agreement with a current franchisee to open 24 new restaurants in California, New Jersey, and New York. During 1996, the Company entered into a restaurant development agreement with Dr. S.L. Sethi to develop 40 restaurants in six Southeastern states. In 1996, the company signed a franchise agreement with its first international franchisee, for a restaurant in Guatemala City, Guatemala.


EMPLOYEES AND UNIONS:

At December 29, 1996, the Company employed three (3) persons, who were corporate employees. One of the three employees was employed part-time.

The Company is not a party to any collective bargaining agreements.


ITEM 2. PROPERTIES

At December 29, 1996, the Company was the primary lessee under leases for four
(4) properties which include its headquarters and three (3) restaurants in the process of being sold. The leases have varying monthly rentals and expiration dates, which range from as short as month to month for its headquarters to up to fourteen (14) years for Whittier, California. A majority of leases provide for a rental based on a percentage of gross sales against a minimum rent. As of February 1994, the Company closed its headquarters and moved to Dallas, Texas, where it shares space with its majority shareholder.

As the Company moves more into franchising as its sole business, it will become primarily liable on fewer leases, except for those units built or purchased by the Company.

Substantially all of the Company's restaurant equipment is owned by the Company; some is leased to franchisees. Currently, the Company has no real property and has no real estate related investments.


ITEM 3. LEGAL PROCEEDINGS

The Company currently is not a defendant in any material litigation.


ITEM 4. SUBMISSION OF MATTERS OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company through the solicitation of proxies or otherwise.


                 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock, no par value, is traded in the over-the-counter market and trades under the National Association of Security Dealers Automated Quotation System("NASDAQ") symbol "HDSG". As of March 31, 1997, there were approximately Three Hundred Twenty (320) registered holders of record of the Company's Common Stock (this excludes shareholders whose stock is held by a nominee or in "streetname", because a nominee or streetname holder is counted as one registered shareholder even if a nominee is holding stock for several shareholders). The following table sets forth the reported high and low bid prices of the Common Stock for the periods indicated as regularly quoted by the NASD OTC Bulletin Board. The over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

FISCAL YEAR ENDED DECEMBER 29, 1996           High       Low
First Quarter ended March 31, 1996            3/32      1/16
Second Quarter ended June 30, 1996             1/8      1/16
Third Quarter ended September 30, 1996        3/16      1/16
Fourth Quarter ended December 31, 1996        1/16      1/32

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

As of March 26, 1997, the closing bid price of the Common Stock was 3/32 of one dollar (nine and 3/8th cents)($.09375). This information was obtained from the Stock Quote provided by "Yahoo" on the Hudson's Grill internet site http://www.hudsonsgrill.com.


DIVIDENDS

Common Stock

The Company has not paid cash dividends on its common stock, and the present policy of the Company's Board of Directors(the "Board") is to retain earnings attributable to common stock to provide funds for the operation and expansion of the Company's business. The Company does not expect to pay cash dividends on its common stock in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

For the year ended December 29, 1996, the Company had a loss before income taxes and extraordinary items of Two Hundred Sixty One Thousand Three Hundred Thirty Four Dollars ($261,334). This compares to a gain before income taxes and extraordinary items of Thirteen Thousand Four Hundred Forty Eight Dollars ($13,448) for the year ended December 31, 1995, and losses of Nine Hundred Twenty Six Thousand Nine Hundred Seventy Four Dollars ($926,974) for the year ended January 1, 1995. For the year ended December 29, 1996, the Company had a net loss after taxes and extraordinary items of Two Hundred Sixty One Thousand Three Hundred Thirty Four Dollars ($261,334). This compares to net income after taxes and extraordinary items of Thirteen Thousand Four Hundred Forty Eight Dollars ($13,448)for the year ended December 31, 1995, and to a net income of One Million One Hundred Eighty Nine Thousand Two Hundred Sixty One Dollars ($1,189,261) for the year ended January 1, 1995. The net income for the year ended January 1, 1995, resulted primarily from a gain on restructuring of troubled debt.

Because the Company intends on becoming primarily a franchiser, several years ago it began closing poorly performing restaurants and selling the remaining profitable ones. Losses due to restaurant closures amounted to Eight Hundred Two Thousand Seven Hundred Ninety Nine Dollars ($802,799) for the year ended January 1, 1995, but showed a gain of Eighty Six Thousand Seven Hundred Sixty Six ($86,766) for the year ended December 31, 1995. The Company intends to dispose of all of its direct and indirect restaurant operations as soon as practical so that it will be solely in the franchising business, before proceeding to build, buy or operate any Company owned restaurants.

The Company's three remaining restaurants as of December 29, 1996, are all subject to sale agreements, and are all being operated by their prospective purchasers pending regulatory approvals and the closings on their agreements.

Now that the Company has sold (or has agreements to sell) all of its former restaurants, the Company is considering opening or purchasing several units to use as models and training facilities for future franchisees.


REVENUES

Because the Company was holding its remaining restaurants for sale, it had ceased recording sales and expenses from direct restaurant operations after January 1994. However, because the Company terminated the joint venture for the Whittier Hudson's Grill in January, 1995, and operated it as a subsidiary, it once again recorded sales and expenses for that location for 1995. The Company continued to record only joint venture revenues for the remaining stores which were operated under joint venture agreements. These revenues ceased when the last joint venture stores were sold in 1996. The three remaining restaurants, all of which are subject to sales contracts, are not operated as joint ventures but are being operated by their prospective purchasers. The prospective purchasers are currently paying royalties and advertising fees even though they are not yet franchisees, and these fees are being accounted for separately from the royalties received from franchisees. This non franchise royalty fee amounted to Forty Thousand Four Hundred Fifty Nine Dollars ($40,459) for the year ended December 29, 1996; as the sale of these restaurants is completed, the Company does not expect any future royalties from restaurants under sales contracts, but rather these fees will be accounted for as normal franchising revenues.

Franchise revenues should continue to increase as new franchises are added and as restaurants under sales contracts become franchises (see above). Franchising revenues have increased from Seventy Two Thousand Thirty One Dollars ($72,031) for the year ended January 1, 1995; to Two Hundred Ninety Five Thousand Three Hundred Twelve Dollars ($295,312) for the year ended December 31, 1995; to Three Hundred Seven Thousand Five Hundred Forty Nine Dollars ($307,549) for the year ended December 29, 1996. Seventy Four Thousand Three Hundred Seventy Four Dollars ($74,374) of the franchise revenues for the year ended December 31, 1995, were due to one time initial franchise fees of Twenty Five Thousand Dollars ($25,000) per franchise for three new franchises(minus minimal costs), and Twenty Thousand Dollars ($20,000) of the franchise revenues for the year ended December 29, 1996, were due to one time initial franchise fees. There were no new initial franchise fees for the year ended January 1, 1995.

The rest of the franchise revenues were the result of the weekly continuing royalty fees paid by franchisees. Thus, continuing franchise revenues increased from Seventy Two Thousand Thirty One Dollars ($72,031) for the year ended January 1, 1995, to Two Hundred Twenty Thousand Nine Hundred Thirty Eight Dollars ($220,938) for the year ended December 31, 1995, to Two Hundred Eighty Seven Thousand Five Hundred Forty Nine Dollars ($287,549) for the year ended December 29, 1996.


COSTS AND EXPENSES

Since the Company is and has been selling or closing its restaurants, an analysis of restaurant costs of sales and of restaurant operating expenses is no longer meaningful because almost all of the Company's restaurants have been or are being sold and converted to franchises, or shut down. General and administrative expenses, and the depreciation and amortization expenses for equipment leased to restaurants will continue to be important. General and administrative expenses for the year ended December 29, 1996, increased to Seven Hundred Ninety Eight Thousand Six Hundred Seventy Five Dollars ($798,675) from Four Hundred Eighty Four Thousand Six Hundred Fifty Six Dollars ($484,656) for the year ended December 31, 1995. For the year ended January 1, 1995, general and administrative expenses were Three Hundred Eighty One Thousand One Hundred Eighty Two Dollars ($381,182). The increase in general and administrative expenses during the past fiscal year results from increases in franchising activities (e.g., an increase of $39,464.84 in supplies and advertising), bad debts (e.g., $54,860 in royalties and interest owed by restaurants), the reduction in the Famous Bars, Grills and Cafes of America, Inc. note ($118,221), and contract services (increased by $74,459).

As of December 29, 1996, the President of the Company was not drawing any salary; and until he resigned on March 5, 1997, the Chief Financial Officer had not drawn any salary. Only the Secretary of the Company and one administrative assistant are being compensated full time. The Company is paying for a consultant whose job it is to increase the number of franchises. Because of this consulting arrangement, which began in May 1995, the general and administrative expenses for the years ended December 29, 1996, December 31, 1995, and January 1, 1995, increased greatly from the previous year.

Depreciation and amortization, which for the year ended December 29, 1996, was Fifty Eight Thousand Three Hundred Seventy One Dollars ($58,371); for the year ended December 31, 1995, was Eighty Seven Thousand One Hundred Forty Seven Dollars ($87,147); and was Two Hundred Ninety Seven Thousand Four Hundred Ninety One Dollars ($297,491) for the year ended January 1, 1995, will continue to decrease. This primarily decreases to the extent that furniture, fixtures and equipment are sold to the purchasers of the Company's restaurants and to the extent restaurants are closed and written off.

Interest expense has decreased significantly since the year ended January 1, 1995, but has not changed significantly since the year ended December 31, 1995. The Company recorded interest expense of Ninety Six Thousand Seven Hundred Thirty Four Dollars ($96,734) for the year ended December 29, 1996, One Hundred Four Thousand Two Hundred Twenty Dollars ($104,220) for the year ended December 31, 1995, and Two Hundred One Thousand Sixty Three Dollars ($201,063) in the year ended January 1, 1995.

Interest income has increased slightly since the year ended December 31, 1995. The Company received interest income of One Hundred Eighty Thousand One Hundred Thirty Five Dollars ($180,135) during the year ended December 29, 1996; this compares to One Hundred Seventy Six Thousand Seven Hundred Thirty Dollars ($176,730) in interest income for the year ended December 31, 1995. Thus, the net interest income (interest income minus interest expense) has increased from Seventy Two Thousand Five Hundred Ten Dollars ($72,510) for the year ended December 31,1995, to Eighty Three Thousand Four Hundred one Dollars ($83,401) for the year ended December 29, 1996.


LIQUIDITY AND CAPITAL RESOURCES

At December 29, 1996, the Company had a positive working capital of One Hundred Seventeen Thousand Four Hundred Twenty Eight Dollars ($117,428) as compared to a positive working capital of One Hundred Ninety Five Thousand Five Hundred Six Dollars ($195,506) at December 31, 1995, and a deficit of Thirty Six Thousand Seven Hundred Thirty Five Dollars ($36,735) at January 1, 1995. The decrease is largely due to a decrease in the current portion of notes receivable (a decrease of $96,166) that mostly resulted from the transfer of the Company's note from Famous Bars, Grills and Cafes of America, Inc., as payment of a debt owed to Mr. Travis Bryant. At the same time, accrued liabilities increased significantly (an increase of $49,914). However, these decreases in working capital are offset by an increase in cash of Thirty Thousand Three Hundred Eighty Five Dollars ($30,385) and a decrease in the current portion of notes payable of Twenty Nine Thousand Six Hundred Fifty Seven Dollars ($29,657). Thus, the Company's working capital decreased by Seventy Eight Thousand Seventy Eight Dollars ($78,078) from the previous fiscal year end.

After the Company has sold most or all of its restaurants, changes in its liquidity and capital will depend mostly on initial franchise fees and from continuing royalty fees received from franchisees using the Company's trademark and restaurant concept, rather than on equipment leasing, which should remain stable for the next several years.

The Company received One Hundred Sixteen Thousand Eight Hundred Twenty One Dollars ($116,821) in net cash proceeds from the sale of restaurants in the year ended December 29, 1996, Twelve Thousand One Hundred Eighty Two Dollars ($12,182) in net cash proceeds from the sale of restaurants in the year ended December 31, 1995, and Twenty Two Thousand Dollars ($22,000) in net cash proceeds from the sale of restaurants in the year ended January 1, 1995. The Company anticipates less cash proceeds in 1997 from the sale of its remaining interests in restaurants since most of the remaining sales of restaurants are to a large extent being financed by the Company with notes and leases covering furniture, fixtures and equipment. To the extent that the purchasers of the remaining restaurants pay their notes and their lease obligations on a timely basis, the Company's cash resources and liquidity will increase.

In January 1994, the Company reached a tentative agreement with its largest secured creditor to reduce and restructure the secured debt owed to the creditor and certain other related liabilities owed to him. As part of this agreement, the Company loaned money to an entity formerly affiliated with the creditor, and received a note in return (the "FGA Note"). The scheduled payments on the "FGA Note" were approximately equal to the amounts payable to the secured creditor under the restructured credit agreement, and payments not received on the "FGA Note" would be used to offset payments on the note payable to the secured creditor. This arrangement would help reduce the future cash requirements of the Company. The revision of the credit agreement was finalized and completed on June 27, 1994.

Subsequent to December 31, 1995, the company formerly affiliated with the secured creditor formally requested and obtained from the Company a modification of the FGA Note; the Company was to forego payments until February 1997, at which time the entire amount of unpaid principal and interest would be amortized at 8% over ten years. Correspondingly, the Company began to exercise its right of offset on its note payable to the secured creditor. The Company was assigned several notes receivable with an aggregate face value of One Million One Hundred Ninety Nine Thousand Dollars ($1,199,000) as additional collateral in connection with this note modification.

On December 29, 1996, the Company agreed to reduce the FGA note by One Hundred Eighteen Thousand Two Hundred Twenty One Dollars ($118,221) in exchange for the transfer of an additional two percent (2%) in royalty fees from four Hudson's Grill restaurants sold by it since 1995 (one of the restaurants has since been closed). The reduced FGA Note was then exchanged with the secured creditor as full payment of the Company's obligations to the secured creditor. This arrangement should improve cash flow by the amount of additional royalties received from the three Hudson's Grills formerly owned by FGA.

Until the Company opens or buys other Hudson's Grills, as the Company sells its remaining interests in restaurants and as these restaurants are paid off, the Company's revenues will become more dependent on initial franchise fees and on royalty fees from franchised restaurants, all of which except one in New Jersey are currently located in California and Texas.


ITEM 7. FINANCIAL STATEMENTS

Attached following Item 13.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
ACCOUNTING AND FINANCIAL DISCLOSURE

Incorporated by reference from the Proxy Statement (the "Proxy
Statement") to shareholders relating to the annual meeting to be held May 27, 1997.


                PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; IN COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Incorporated by reference from the Proxy Statement.


ITEM 10. EXECUTIVE COMPENSATION

Incorporated by reference from the Proxy Statement.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Incorporated by reference from the Proxy Statement.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Proxy Statement.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Financial Statements; Exhibits

Financial statements are incorporated by reference from Item
7, and are attached following this Item.

Independent Auditor's Reports.

Consolidated Balance Sheets - As of December 29, 1996, and
December 31, 1995

Consolidated Statements of Operations - Years ended December 29, 1996, December 31, 1995, and January 1, 1995.

Consolidated Statements of Shareholders' Equity (Deficiency)
- For the Period from January 2, 1994, through December 29,
1996.

Consolidated Statements of Cash Flows - Years ended December 29, 1996, December 31, 1995, and January 1, 1995.

Notes to Financial Statements.


There are no exhibits.

(b)  Reports on Form 8-K

The Company filed no Form 8-K during the last quarter of the fiscal year ending December 29, 1996.


               SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         (Registrant) HUDSON'S GRILL OF AMERICA, INC.

               By:

                    David Osborn, President


               Date: April 14, 1997



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature           Title           Date


DAVID L. OSBORN     Chairman of the
                    Board and Chief
                    Executive Officer
                    and Director


D. MARION WOOD      Director



THOMAS SACCO        Sr. V.P., and Director


f\sec\970408.O01




INDEPENDENT AUDITOR'S REPORT
















HUDSON'S GRILL OF AMERICA, INC.

CONSOLIDATED FINANCIAL STATEMENTS AND
INDEPENDENT AUDITOR'S REPORT

FOR THE PERIODS ENDED

DECEMBER 29, 1996, DECEMBER 31, 1995 AND JANUARY 1, 1995



                     INDEPENDENT AUDITOR'S REPORT






Board of Directors
Hudson's Grill of America, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Hudson's Grill of America, Inc. and subsidiaries as of December 29, 1996 and December 31, 1995, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for the periods ended December 29, 1996, December 31, 1995 and January 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson's Grill of America, Inc. and its subsidiaries as of December 29, 1996 and December 31, 1995, and the results of their operations and their cash flows for the periods ended December 29, 1996, December 31, 1995, and January 1, 1995 in conformity with generally accepted accounting principles.

The Company is in the process of selling the remainder of its restaurant operations and is focusing its efforts primarily on franchising activities. As described in Note 4 to the financial statements, at December 29, 1996 the Company is the primary obligor for future lease payments on its remaining restaurant locations and the Company is the secondary obligor for future lease payments on certain sold locations.





HEIN + ASSOCIATES LLP


February 28, 1997
Dallas, Texas

                    HUDSON'S GRILL OF AMERICA, INC.

                    CONSOLIDATED BALANCE SHEETS



                              ASSETS

                                                DECEMBER 29,     DECEMBER 31,
                                                        1996             1995
CURRENT ASSETS:
  Cash and cash equivalents                         $ 78,680         $ 48,295
 Accounts receivable, net of allowance for doubtful
   accounts of $22,907 and $0, respectively           66,165           40,379
 Current portion of notes and leases receivable      121,055          217,221
 Prepaid expenses and other                           16,492           24,826

     Total current assets                            282,392          330,721

PROPERTY AND EQUIPMENT, at cost:
 Leasehold improvements                              614,706          662,879
 Restaurant equipment                                518,674          480,933
 Furniture and fixtures                              188,507          196,052

     Total property and equipment                  1,321,887        1,339,864

Less accumulated depreciation and amortization    (1,080,338)      (1,206,293)

     Property and equipment, net                     241,549          133,571

LONG-TERM PORTION OF NOTES AND LEASES
 RECEIVABLE                                          748,222        2,053,387

LIQUOR LICENSES, net of accumulated amortization
 of $30,000 at December 29, 1996 and $67,085
 at December 31, 1995                                 45,186          156,530

OTHER ASSETS                                          34,711           49,735

     Total assets                                $ 1,352,060      $ 2,723,944



- Continued -

                          HUDSON'S GRILL OF AMERICA, INC.

                       LIABILITIES AND SHAREHOLDERS' EQUITY


                                                DECEMBER 29,     DECEMBER 31,
                                                        1996             1995
CURRENT LIABILITIES:
 Current portion of long-term debt                  $ 35,542         $ 65,199
 Accounts payable                                     46,922           37,430
 Accrued liabilities                                  82,500           32,586

     Total current liabilities                       164,964          135,215

LONG-TERM DEBT                                           -          1,172,989

OTHER LONG-TERM LIABILITIES                          293,908          422,720

DEFERRED INCOME                                      612,360          450,858

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY:
 Preferred stock, 1,000,000 shares authorized,
 none issued or outstanding
 Common stock, no par value, 100,000,000 shares
   authorized, 6,056,986 shares issued             4,456,457        4,456,457
   and outstanding
 Accumulated deficit                              (4,175,629)      (3,914,295)
     Total shareholders' equity                      280,828          542,162

     Total liabilities and shareholders' equity  $ 1,352,060      $ 2,723,944




See accompanying notes to these financial statements

                   HUDSON'S GRILL OF AMERICA, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   PERIODS ENDED
                                     DECEMBER 29,   DECEMBER 31,   JANUARY 1,
                                             1996           1995         1995
REVENUES:
 Net sales                              $ 109,806      $ 592,316     $ 44,469
  Joint venture revenues                  107,662        171,606      489,682
 Franchising fees from restaurants under
  sales contracts                          40,459            -            -
  Franchising revenues                    307,549        295,313       72,031
  Equipment lease income                   51,439         63,989       48,000
   Total revenues                         616,915      1,123,224      654,182

COST AND EXPENSES:
  Cost of sales                           158,111        732,343      175,700
  General and administrative              798,675        484,656      381,182
  Depreciation and amortization            58,371         87,147      297,491
   Total costs and expenses             1,015,157      1,304,146      854,373

   Loss from operations                  (398,242)      (180,922)    (200,191)

OTHER INCOME (EXPENSE):
  Interest expense                        (96,734)      (104,220)    (201,063)
 Interest and dividend income             180,135        176,730      140,415
 Gain (loss) on sales of restaurants      (14,266)        21,777       47,751
 Gain (loss) on restaurant closures           -           86,766     (802,799)
 Other                                     67,773         13,317       88,913
   Total other income (expense)           136,908        194,370     (726,783)


INCOME (LOSS) BEFORE INCOME
 TAXES AND EXTRAORDINARY ITEM            (261,334)        13,448     (926,974)
BENEFIT FOR INCOME TAXES                      -              -        369,002
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM                      (261,334)        13,448     (557,972)
Extraordinary gain on restructuring           -              -      1,747,233
 of debt

NET INCOME (LOSS)                      $ (261,334)      $ 13,448  $ 1,189,261

INCOME (LOSS) PER SHARE
 Before extraordinary item                 $ (.04)       $   -     $     (.06)
 Extraordinary item                           -              -            .20
   Net income (loss) per share             $ (.04)       $   -     $      .14

See accompanying notes to these financial statements

                     HUDSON'S GRILL OF AMERICA, INC.

        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

       FOR THE PERIOD FROM JANUARY 2, 1994 THROUGH DECEMBER 29, 1996

                                   COMMON STOCK       ACCUMULATED
                               SHARES       AMOUNT       DEFICIT       TOTAL

BALANCES, January 2, 1994   6,056,986  $ 4,456,457   $ (5,117,004) $ (660,547)

Net income                      -            -          1,189,261   1,189,261

BALANCES, January 1, 1995   6,056,986    4,456,457     (3,927,743)    528,714

Net income                      -            -             13,448      13,448

BALANCES, December 31, 1995 6,056,986    4,456,457     (3,914,295)    542,162

Net loss                        -            -           (261,334)   (261,334)

BALANCES, December 29,1996  6,056,986  $ 4,456,457    $(4,175,629)  $ 280,828




See accompanying notes to these financial statements.

                     HUDSON'S GRILL OF AMERICA, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              PERIODS ENDED
                               DECEMBER 29,      DECEMBER 31,      JANUARY 1,
                                       1996              1995            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)               $ (261,334)         $ 13,448     $ 1,189,261
 Adjustments to reconcile net
   income (loss) to net cash
   used by operating activities:
     Depreciation and amortization   58,371            87,147         297,491
     (Gain) loss on sales and
       closures of restaurants       14,266          (108,543)        755,048
     Forgiveness of debt, net of
       write-off of related assets      -                 -        (1,747,233)
 Changes in assets and liabilities:
     Accounts receivable           (113,584)          (57,715)        180,030
     Inventories                        -                 -            86,052
     Prepaid expenses and other         218           (11,865)         34,875
     Accounts payable                 9,493            36,756        (368,144)
     Accrued liabilities and other   61,935          (314,674)       (729,888)
       Net cash used by operating
         activities                (230,635)         (355,446)       (302,508)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and
   equipment                        (14,012)              -               -
 Net proceeds from sales of assets  116,821            12,182          22,000
 Increase in note receivable            -                 -       ( 1,000,000)
 Notes receivable principal
   payments                         160,123           124,204         239,684
 Leases receivable principal
   payments                          85,006           101,300          15,000
 Decrease in other assets               -              24,409             -
       Net cash provided (used)
         by investing activities    347,938           262,095        (723,316)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable            -              40,000             -
 Repayments of notes payable        (86,918)         (141,104)       (176,028)
 Buy down of franchise fees             -             150,000             -
       Net cash provided (used)
         by financing activities    (86,918)           48,896        (176,028)
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                    30,385           (44,455)     (1,201,852)
CASH AND CASH EQUIVALENTS, beginning
 of period                           48,295            92,750       1,294,602
CASH AND CASH EQUIVALENTS, end of
 period                            $ 78,680          $ 48,295        $ 92,750

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                      $ 96,734         $ 103,714       $ 102,242
Income taxes paid (recovered)      $    -           $     -         $(369,002)


-Continued-

                   HUDSON'S GRILL OF AMERICA, INC

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:

Year Ended December 29, 1996
In connection with the sale of a restaurant, the Company received a note receivable of $294,000.

In connection with the sale of another restaurant, the Company received a note receivable of $282,086 and a lease receivable of $450,000. The note and lease receivable were foreclosed on during 1996 and the location repossessed.

A note and lease receivable in the total amount of $195,000 were foreclosed upon by the Company and the location repossessed.

A note receivable in the amount of $1,269,066, including accrued interest due from a related party was decreased by $118,221 by the Company and the remaining note receivable was assigned to the holder of a note payable in the amount of $1,150,845, including accrued interest, in full satisfaction of the note payable.


Year Ended December 31, 1995
In connection with the sale of a restaurant and equipment, the Company received two notes receivable totaling $100,000 and leases receivable totaling $320,000.


Year Ended January 1, 1995
In connection with the sale of a restaurant and equipment, the Company received a note receivable of $262,800 and a lease receivable of $223,000.

Liabilities of $2,780,000 were forgiven in a debt restructuring transaction.







See accompanying notes to these financial statements

                       HUDSON'S GRILL OF AMERICA, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Hudson's Grill of America, Inc. (the "Company") franchises and previously owned and operated full-service restaurants, primarily in Southern California and Texas. As of December 29, 1996, the Company has fourteen franchised restaurants. Additionally, it owns three restaurants, all of which are held for sale.

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


Restaurants Held for Sale
As of December 29, 1996, all of the restaurants held for sale are operated pursuant to sales agreements with prospective purchasers. The Company has ceased recording operating revenues and expenses on these restaurant locations, but records franchising and advertising fees from restaurants under sales contracts and equipment rental fees (see Note 8). The assets of the restaurants held for sale are primarily property and equipment and liquor licenses. Management has evaluated the remaining net assets of the restaurants held for sale and believes the carrying values do not exceed the net realizable values of those assets. Previously, certain restaurants held for sale were operated under joint venture agreements with prospective purchasers.


Cash and Cash Equivalents
Cash and cash equivalents for purposes of reporting cash flows consist of cash and short-term investments purchased with an original maturity of three months or less.


Non-Current Assets
All of the Company's property and equipment is leased under operating leases to prospective purchasers at December 29, 1996. Depreciation of property and equipment is recognized using the straight-line method over the estimated lives of the assets (generally five to seven years). Amortization of leaseholds is recognized using the straight-line method over the shorter of the initial term of the respective lease or the service life of the leased asset.

Liquor licenses are recorded at cost and are amortized over ten years.


Revenue Recognition
Initial franchise fees are recognized as revenue when all material services or conditions relating to the sale have been substantially performed or satisfied. Continuing franchise fees are recognized as revenue as the fees are and become receivable from the franchisee.


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

                     HUDSON'S GRILL OF AMERICA, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock-Based Compensation
In 1996, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 123 "Accounting for Stock-Based Compensation", which requires recognition of the value of stock options and warrants granted based on an option pricing model. However, as permitted by SFAS No. 123, the Company continues to account for stock options and warrants granted to directors and employees pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. See Note 7.


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


Income (loss) per share
Income (loss) per common share is computed based upon the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are not considered if their effect is antidilutive. Common stock equivalents consist of outstanding stock options and warrants. Common stock equivalents are assumed to be exercised with the related proceeds used to repurchase outstanding shares except when the effect would be antidilutive. Common equivalent shares were antidilutive in the periods ended December 29, 1996 and December 31, 1995.

The weighted average number of shares outstanding used in the income (loss) per share computation was 6,056,986 for each of the periods ended December 29, 1996 and December 31, 1995, and 8,845,589 for the period ended January 1, 1995.


Impact of Recently Issued Pronouncements
The Financial Accounting Standards Board (FASB) has issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities" and Statement No. 128, "Earnings Per Share". The Company intends to adopt these standards in 1997. Management believes they will not have a material impact on the Company's financial statements.


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

                     HUDSON'S GRILL OF AMERICA, INC

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Franchising revenues consisted of:

                                           PERIODS ENDED
                                 DECEMBER 29,     DECEMBER 31,     JANUARY 1,
                                         1996             1995           1995

   Initial franchise revenues       $  20,000        $  74,374       $    -
   Continuing franchise revenues      287,549          220,938         72,031
     Total franchise revenues       $ 307,549        $ 295,312       $ 72,031

In November 1995, the Company received $150,000 from a franchisee to prepay franchise fees. The Company recorded the amount received as deferred income and will amortize it to income over the life of the agreement. The balance at December 29, 1996 is $128,983.


3. NOTES AND LEASES RECEIVABLE

At December 31, 1995 the Company had a note receivable with a balance of $1,199,114 from its Texas franchisee. A principal shareholder of the Company owns an interest in this entity, and Travis L. Bryant (see Note 5) owned an interest in this entity until 1994. Monthly payments of principal and interest in the amount of $14,006 were required for ten years at which time all remaining principal and accrued interest was due. The note bore interest at a rate of 8% per year and was collateralized by restaurant equipment and improvements. In addition, an offset agreement existed in which the Company could offset any past due amounts on the note against a note payable to Travis
L. Bryant. During 1996, the balance of this note and related accrued interest was reduced by $118,221 as described below. In December 1996, the Company entered into an agreement with Travis L. Bryant whereby the Company assigned its interest in the reduced note receivable described above to Bryant in full satisfaction of the note payable to Bryant.

The reduction of the balance of the note receivable and accrued interest of $118,221 was charged to expense. In exchange for the note reduction, the Texas franchisee assigned a 2% royalty interest in the sales of certain restaurants to the Company.

In connection with the sale of restaurants in the period ended January 2, 1994, the Company received a note for $490,000 with annual installments of principal and interest at prime plus 2% due over five years. The balance of the note at December 29, 1996 and December 31, 1995 was $118,486 and $228,409 respectively.

In connection with the sale of a restaurant in the period ended January 1, 1995, the Company received a note for $262,800. The note bears interest at a rate equal to the greater of prime plus 2% or 9%, adjusted on a quarterly basis. Payments of interest only were required for one year, after which ninety-six monthly payments are required in amounts necessary to amortize the remaining principal balance of the note. The balance of the note was $250,300 at December 29, 1996 and $255,752 at December 31, 1995.

In connection with the sale of a restaurant in the period ended December 29, 1996, the Company received a $294,000 note which bears interest at 10.25%. The note requires annual installments of principal and interest of $76,800 due over four years and a final payment of $76,655. The balance of the note receivable at December 29, 1996 is $278,245.

                       HUDSON'S GRILL OF AMERICA, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each of the notes that arose from the sales of the various restaurants referred to above are collateralized with certain assets of those restaurants.

The Company also leased the restaurant equipment to the purchasers of the restaurants sold in the periods ended December 29, 1996, December 31, 1995 and January 1, 1995. The leases have been classified as sales-type leases. The net carrying value of the leases receivable at December 29, 1996 and December 31, 1995 is $207,697 and $419,093 respectively.

Future lease payments required under these agreements are as follows:

Due in fiscal periods ending:

           January 4, 1998              $  48,000
           January 3, 1999                 48,000
           January 2, 2000                 48,000
           January 1, 2001                 48,000
           December 31, 2001               48,000
           Thereafter                     155,302

               Total                      395,302
               Less amount representing
                 unearned interest       (187,605)

                                        $ 207,697


4. COMMITMENTS AND CONTINGENCIES

The Company's restaurant buildings and certain equipment are operated under noncancellable operating leases. Terms of these leases extend from 3 to 25 years. Certain leases are guaranteed by former directors. In addition to amounts included below, the leases generally provide that the Company pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property, plus a percentage of gross receipts in excess of certain limits stated in the lease agreements. As explained in Note 8, most of the Company's remaining restaurants are operated by third parties pursuant to sales agreements and the rental payments are being made by those parties.

The following is a summary by periods of future minimum lease payments on the restaurant locations:

Fiscal period ending:

           January 4, 1998                $ 396,336
           January 3, 1999                  396,336
           January 2, 2000                  396,336
           January 1, 2001                  329,136
           December 31, 2001                329,136
           Thereafter                     4,754,116

           Total minimum lease
             payments                   $ 6,601,396

                    HUDSON'S GRILL OF AMERICA, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the leases discussed above, the Company has assigned to the purchasers the leases of buildings for six restaurants previously sold. The Company is secondarily liable for the lease payments on these restaurants should the purchasers not fulfill their responsibility under the leases. The future lease payments for these restaurants total approximately $6,821,792 at December 29, 1996. In addition, the Company may be secondarily liable under other leases for restaurants sold in prior years.

Total rental expenses for operating leases were $28,892, $31,483 and $106,426 for the periods ended December 29, 1996, December 31, 1995, and January 1, 1995, respectively.

During 1996, the Company settled a lawsuit with a vendor to the operator of a former joint venture in which the Company is obligated to pay $58,000 to the plaintiff in monthly payments until October 1997. If the Company fails to perform under the payment arrangement above, a stipulated judgement of $100,000 will be entered by the court and the Company will be liable for the full amount.


5. LONG-TERM DEBT

Long-term debt at December 29, 1996 and December 31, 1995 is summarized as follows:

                                               DECEMBER 29,      DECEMBER 31,
                                                       1996              1995
Note payable to Travis L. Bryant, a former
  Company and a former part owner of the
  Company's Texas franchisee, monthly interest
  payments of $7,696 through November 1995 and
  monthly installments of $ 1 4,006 including
  interest at 8% through November 2005. (See below
  and Note 3.)                                  $     -           $ 1,148,110


Note payable to Corona Market Partnership, due
  in monthly installments of $5,327, including
  interest of 8% through June 1997.                31,230              90,078
Other note payable                                  4,312                 -

Total                                              35,542           1,238,188
Less current portion                              (35,542)            (65,199)

  Long-term debt                                $     -           $ 1,172,989

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

                    HUDSON'S GRILL OF AMERICA, INC

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


$1,747,233, net of approximately $1,033,000 of the write-off of associated goodwill, was recorded as an extraordinary item. As discussed in Note 3, during the year ended December 29, 1996, the Company entered into an agreement with Bryant whereby the Company assigned the note receivable from the Texas franchisee to Bryant in full satisfaction of this note payable.


6. INCOME TAXES

There was no income tax provision in 1996 and 1995 due to the net loss in 1996 and the application of tax net operating loss carry forwards in 1995. The income tax benefit of $369,002 in the period ended January 1, 1995 resulted from the carry back and receipt of refunds for income tax losses for prior years. The benefit was not recorded in prior years due to uncertainty of recovery at that time. The actual tax expense differs from the "expected" tax expense computed by applying the U.S. Federal corporate tax rate of 34% to earnings before income taxes for the year ended January 1, 1995 primarily due to differences between financial reporting and income tax treatment of the debt restructuring described in Note 5.

Deferred income taxes are provided for temporary differences between income tax and financial reporting as of December 29, 1996 and December 31, 1995 as follows:

                                                DECEMBER 29,     DECEMBER 31,
                                                        1996             1995
Deferred tax asset:
  Depreciation                                     $ 137,000        $ 182,000
  Net operating loss                                 197,000          134,000
  Accrued settlement                                  27,000           46,000
  Deferral income and rent                           171,000           90,000
  Valuation allowance                               (532,000)        (452,000)

                                                   $     -          $     -


At December 29, 1996, the Company had net operating loss (NOL) and investment tax credit carry forwards for Federal income tax purposes of approximately $890,000 and $180,000, respectively. Use of these carry forwards (with the exception of approximately $575,000 of the NOL carry forward) are limited due to issuance of the warrant described in Note 5.


7. SHAREHOLDERS' EQUITY AND STOCK-BASED COMPENSATION

During 1996, the shareholders of the Company increased the Company's authorized shares of common stock from 10,000,000 shares to 100,000,000 shares.


Stock Option Plans
The Company has an incentive stock option plan ("ISO") which provides for the issuance of options to officers, directors and employees to purchase up to 825,000 shares of the Company's common stock. Options are exercisable at prices equal to the fair market value of common stock at the grant date, vest 20% annually and expire generally within five years. The Company also has a Directors' Stock Option Plan ("DSO"). This plan provides for the issuance of up to 200,000 shares of stock to non-employee directors in increments of 10,000 shares every two years. Options will be issued at the average of the

                  HUDSON'S GRILL OF AMERICA, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

closing bid-ask price on the date of the grant. No options were outstanding as of December 29, 1996, December 31, 1995 or January 1, 1995 under either plan.


Other Options and Warrants
In connection with a transaction with another company in 1991, the Company issued a warrant to acquire 100,000 shares of the Company's common stock at $1.00 per share. This warrant expired unexercised on January 1, 1996.

In January 1994, in connection with a debt restructuring agreement described in Note 5, the Company issued warrants to Travis L. Bryant. The warrants are exercisable for 4,000,000 shares of common stock at $.0625 per share and expire in ten years. The exercise price approximated the market value of the stock at the time of grant. None of the warrants had been exercised as of December 29, 1996.

During 1995, the Company granted options to an officer to purchase 400,000 shares of common stock with 100,000 shares vesting each year from 1995 to 1998. The exercise price is the market price at time of vesting. The exercise prices of the shares vested in 1996 and 1995 are $.17 and $ .11 per share, respectively. All the options expire, if not exercised, in 2003.

The following table summarizes the option and warrant activity for the years ended December 29, 1996, December 31, 1995 and January 1, 1995:


                      DECEMBER 29,          DECEMBER 31,           JANUARY 1,
                              1996                  1995                 1995

                           Weighted              Weighted             Weighted
                            Average               Average              Average
                   Number  Exercise      Number  Exercise     Number  Exercise
                of Shares     Price   of Shares     Price  of Shares     Price

Outstanding,
beginning of
year            4,300,000       .09   4,100,000       .09    100,000     1.00
 Granted to:
  Officer and
   director           -          -      200,000       .14        -         -
  Former director                                          4,000,000      .06
 Expired         (100,000)     1.00         -          -         -         -
 Exercised            -          -          -          -         -         -


Outstanding, end of
year            4,200,000       .07   4,300,000       .09  4,100,000      .09

In addition to the warrants and options in the table above, there are options to purchase 200,000 shares of common stock which were granted in 1995 and vest in 1997 and 1998 and expire in 2003. The exercise price will be determined based on the market value at the time of vesting and therefore these options are not included in the table above.

                     HUDSON'S GRILL OF AMERICA, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During 1996, the Company agreed to issue warrants to a potential franchisor in connection with the successful development of several restaurants. The franchisor will be granted 25,000 warrants with an exercise price of $0.09375 per share and a five year term with each successful opening of a franchise restaurant. There were no warrants granted under this agreement as of December 29, 1996.

As of December 29, 1996, 4,200,000 of the 4,400,000 outstanding options and warrants were exercisable. If not previously exercised, warrants and options outstanding at December 29, 1996 will expire as follows:

                                               Number of     Weighted Average
                        Period Ending             Shares       Exercise Price

                                 2003            200,000                  .14
                                 2004          4,000,000                  .06

                                               4,200,000

The weighted average exercise price equaled the market price for all warrants and options granted during the periods ended December 29, 1996, December 31, 1995 and January 1, 1995.


Pro Forma Stock Based Compensation Disclosures
As reflected in Note 1, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for grants of options to the employees since the exercise prices were not less than the fair value of the Company's common stock on the measurement date. Had compensation been determined based on the fair value at the measurement dates for awards under those plans consistent with the method prescribed by SFAS No.123, the Company's net income
(loss) and earnings per share would have been changed to the pro forma amounts indicated below.

                                                        PERIOD ENDED
                                                DECEMBER 29,     DECEMBER 31,
                                                        1996             1995

Net income (loss)
  As reported                                     $ (261,334)        $ 13,448
  Pro forma                                         (276,334)           3,448
Net income (loss) per common share
  As reported                                         $ (.04)        $    -
  Pro forma                                             (.05)             -

                     HUDSON'S GRILL OF AMERICA, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the options granted in 1996 and 1995 were estimated on the date of vesting using the Black-Scholes option-pricing model with the following weighted assumptions:

                                                   PERIOD ENDED
                                       DECEMBER 29, 1996     DECEMBER 31,1995

Expected volatility                                116.3%               113.7%
Risk-free interest rate                             6.25%                6.25%
Expected dividends                                    -                    -
Expected terms (in years)                             7                    8


8. RESTAURANT SALES AND CLOSURES

During the period ended December 29, 1996, the Company sold two restaurants and initially recorded deferred gains totaling $599,421, to be amortized into income over the terms of the related note and lease receivables (see Note 3). In December 1996, the Company foreclosed on the purchaser of one of these restaurants. As a result of the foreclosure, the deferred gain of $395,269 was written off against the related note and lease receivable.

During the period ended December 31, 1995, the Company sold two restaurants and a liquor license for a total loss of $8,550. Also in 1995, the Company reached a final settlement on a lease of a closed restaurant in an amount of $86,766 less than had been previously accrued. This amount was recorded as a gain in the year ended December 31, 1995.

During the period ended January 1, 1995, the Company sold one restaurant and recorded a deferred gain of $348,782 on the sale, which will be amortized into income over the terms of the related note and lease receivables (see Note 3). The balance of the deferred gain at December 29, 1996 and December 31, 1995 was $294,029 and $305,127, respectively.

On January 31, 1994, the Company closed its Irvine restaurant. In connection with this closure, a loss of $460,000 was recorded as of January 2, 1994 to write off goodwill and estimate the settlement of lease obligations. An additional $188,000 of losses related to the closure of the Irvine restaurant were recorded in the year ended January 1, 1995.

The Company wrote down the carrying value of a restaurant held for sale by approximately $587,000 during the year ended January 1, 1995 due to diminished prospects for the sale of the restaurant.

The Company is endeavoring to sell all three of the remaining restaurants owned as of December 29, 1996 and has granted purchase options for each of these restaurants. These purchase agreements include certain provisions, whereby, the future purchasers operate the restaurants and the Company receives royalty and advertising fees based on the restaurants' sales. In addition, certain purchasers have agreed to lease in-store assets over the term of the agreements, which expire upon sale of the restaurants. Based on the option price provided in these agreements, management does not anticipate recording a loss on sale of these restaurants.

                   HUDSON'S GRILL OF AMERICA, INC

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

At December 29, 1996, accounts receivable totaled $66,165, net of an allowance for doubtful accounts of $22,907. The Company does not require collateral for accounts receivable, but performs periodic credit evaluations on its customers' financial condition and believes that the allowance for doubtful accounts is adequate.

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

At December 29, 1996, cash, accounts receivable and accounts payable have fair values that approximate book values based on their short term or demand maturity. The fair values of notes receivable and notes payable are based on estimated discounted cash flows. The fair values of these instruments approximate book values at December 29, 1996.


10. SUBSEQUENT EVENTS

In January 1997, the Company closed on the sale of a restaurant located in California. The sales price of $120,000 will result in a deferred gain of $71,000 recorded by the Company.