Form 10QSB
period 1997-03-31
HUDSONS GRILL OF AMERICA INC
filed 1997-05-16
CIK 729545

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended March 31, 1997

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

     HUDSON'S GRILL OF AMERICA, INC.

     CONSOLIDATED BALANCE SHEETS
     (UNAUDITED)


                              ASSETS

                                          March 31,    December 29,
                                            1997           1996


CURRENT ASSETS:
  Cash and cash equivalents             $    60,632     $    78,680
  Accounts receivable, net of allowance
    for doubtful accounts of $32,000
    and $22,907 respectively                 14,477          66,165
  Current portion of notes and leases
    receivable                              199,822         121,055
  Prepaid expenses and other                 38,136          16,492


       Total current assets                 313,067         282,392

PROPERTY AND EQUIPMENT, at cost:
  Leasehold improvements                    558,211         614,706
  Restaurant equipment                      354,480         518,674
  Furniture and fixtures                    120,149         188,507

       Total property and equipment       1,032,840       1,321,887

  Less accumulated depreciation
    and amortization                       (832,098)     (1,080,338)

       Property and equipment, net          200,742         241,549


LONG TERM PORTION OF NOTES
  AND LEASES RECEIVABLE                     895,404         748,222

LIQUOR LICENSES-net of
  accumulated amortization
  of $25,500 at March 31, 1997
  and $30,000 at December 29, 1996           34,500          45,186

OTHER ASSETS                                 23,631          34,711

      Total assets                      $ 1,467,344     $ 1,352,060





     HUDSON'S GRILL OF AMERICA, INC.

     CONSOLIDATED BALANCE SHEETS
     (UNAUDITED)


                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                             March 31,   December 29,
                                                1997          1996


CURRENT LIABILITIES:
  Current portion of long-term debt         $   15,771     $   35,542
  Accounts payable                              14,618         46,922
  Accrued liabilities                           46,322         82,500

    Total current liabilities                   76,711        164,964

LONG-TERM DEBT

OTHER LONG-TERM LIABILITIES                    276,954        293,908

DEFERRED INCOME                                822,126        612,360

COMMITMENTS AND CONTINGENCIES
   (Note 4)

SHAREHOLDERS' EQUITY:
  Common stock, no par value
     100,000,000 shares authorized
     6,056,986 shares issued and
     outstanding                             4,456,457      4,456,457
  Accumulated deficit                       (4,164,904)    (4,175,629)
    Total shareholders' equity                 291,553        280,828

    Total liabilities and
      and shareholders' equity              $1,467,344     $1,352,060











     HUDSON'S GRILL OF AMERICA, INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS
     (UNAUDITED)

                                                 Periods Ended
                                           March 31,       March 31,
                                             1997            1996

REVENUES:
  Net sales                              $                $   109,806
  Joint venture revenues                                       11,811
  Franchising fees from restaurants
    under sales contracts                      8,093           15,965
  Franchise revenues                          75,988           73,667
  Equipment lease income                      16,812           16,804
    Total revenues                           100,893          228,053

COSTS AND EXPENSES:
  Cost of sales                                               146,189
  General and administrative                 134,234          178,535
  Depreciation and amortization                8,299           12,120
    Total costs and expenses                 142,533          336,844

    Loss from operations                     (41,640)        (108,791)

OTHER INCOME (EXPENSE):
  Interest expense                              (566)         (24,566)
  Interest income                             20,357           40,996
  Gain on sales of restaurants                16,103            9,375
  Other                                       16,471
    Total other income (expense)              52,365           25,805


INCOME (LOSS) BEFORE INCOME TAXES             10,725          (82,986)

Provision for income taxes

NET INCOME (LOSS)                        $    10,725       $  (82,986)

INCOME (LOSS) PER SHARE
  Net income (loss) per share            $      .001       $    (.014)











     HUDSON'S GRILL OF AMERICA, INC.

     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                 Periods Ended
                                            March 31,     March 31,
                                              1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $   10,725     $  (82,986)
  Adjustments to reconcile net income
   (loss) to net cash used by operating
   activities:
     Depreciation and amortization             8,299         12,120
     (Gain) loss on sales and closures
       of restaurants                        (16,103)        (9,375)
  Changes in assets and liabilities:
     Accounts receivable                      29,829          7,231
     Prepaid expenses and other                  758         (1,396)
     Accounts payable                        (32,305)        14,442
     Accrued liabilities and other           (59,143)       (24,731)
       Net cash used by operating
       activities                            (57,940)       (84,695)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of assets             4,634          5,230
  Notes receivable principal payments         37,106         30,710
  Leases receivable principal payments        17,923         25,308
      Net cash provided (used) by
      investing activities                    59,663         61,248
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable                (19,771)       (22,867)
      Net cash provided (used) by
      financing activities                   (19,771)       (22,867)
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           (18,048)       (46,314)
CASH AND CASH EQUIVALENTS, beginning
  of period                                   78,680         48,295
CASH AND CASH EQUIVALENTS, end
  of period                               $   60,632     $    1,981

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                        $      691     $   24,847
     Income taxes paid                    $              $











     HUDSON'S GRILL OF AMERICA, INC.

     CONSOLIDATED STATEMENTS OF CASH FLOWS,  continued

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:

Period ended March 31, 1997
In connection with the sale of a restaurant and equipment, the Company received a note receivable of $114,200 and a lease receivable of $240,000.

Period ended March 31, 1996
In connection with the sale of a restaurant, the Company received a note receivable of $282,086 and a lease receivable of $450,000. The note and lease receivable were foreclosed on during 1996 and the fixtures and equipment repossessed.

A note and lease receivable in the total amount of $195,000 were foreclosed upon by the Company and the location repossessed.


































     HUDSON'S GRILL OF AMERICA, INC.

     Notes to Consolidated Financial Statements

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Hudson's Grill of America, Inc. (the "Company") franchises and previously owned and operated full-service restaurants, primarily in Southern California and Texas. As of March 31, 1997, the Company has fifteen franchised restaurants. Additionally, it owns two restaurants, both of which are held for sale.

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

Restaurants Held for Sale
As of March 31, 1997, all of the restaurants held for sale are operated pursuant to sales agreements with prospective purchasers. The Company has ceased recording operating revenues and expenses on these restaurant locations, but records franchising and advertising fees from restaurants under sales contracts and equipment rental fees (see Note 8). The assets of the restaurants held for sale are primarily property and equipment and liquor licenses. Management has evaluated the remaining net assets of the restaurants held for sale and believes the carrying values do not exceed the net realizable values of those assets. Previously, certain restaurants held for sale were operated under joint venture agreements with prospective purchasers.

Cash and Cash Equivalents
Cash and cash equivalents for purposes of reporting the cash flows consist of cash and short-term investments purchased with an original maturity of three months or less.

Non-current Assets
Substantially all of the Company's property and equipment is leased under operating leases to prospective purchasers at March 31, 1997. Depreciation of property and equipment is recognized using the straight-line method over the estimated lives of the assets (generally five to seven years). Amortization of leaseholds is recognized using the straight-line method over the shorter of the initial term of the respective lease or the service life of the leased asset.


     HUDSON'S GRILL OF AMERICA, INC.

     Notes to Consolidated Financial Statements

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







     HUDSON'S GRILL OF AMERICA, INC.

     Notes to Consolidated Financial Statements


Income (loss) per share
Income (loss) per common share is computed based upon the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are not considered if their effect is antidilutive. Common stock equivalents consist of outstanding stock options and warrants. Common stock equivalents are assumed to be exercised with the related proceeds used to repurchase outstanding shares except when the effect would be antidilutive. Common equivalent shares were antidilutive in the periods ended March 31, 1997 and December 29, 1996.

     The weighted average number of shares outstanding used in the income (loss) per share computation was 10,056,986 for the period ended March 31, 1997 and 6,056,986 for the period ended March 31, 1996.

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

                                   March 31,          March 31,
                                     1997               1996

   Initial franchise revenues     $                  $      521
   Continuing franchise
       revenues                       75,988             73,146
     Total franchise revenues     $   75,988         $   73,667


     HUDSON'S GRILL OF AMERICA, INC.

     Notes to Consolidated Financial Statements

In November, 1995, the Company received $150,000 from a franchisee to prepay franchise fees. The Company recorded the amount received as deferred income and will amortize it to income over the life of the agreement. The balance at March 31, 1997 is $125,042.

3.   NOTES AND LEASES RECEIVABLE

     At December 31, 1995, the Company had a note receivable with a balance of $1,199,114 from its Texas franchisee. A principal shareholder of the Company owns an interest in this entity and Travis L. Bryant (see Note 5) owned an interest in this entity until 1994. Monthly payments of principal and interest in the amount of $14,006 were required for ten years at which time all remaining principal and accrued interest was due. The note bore interest at a rate of 8% per year and was collateralized by restaurant equipment and improvements. In addition, an offset agreement existed in which the Company could offset any past due amounts on the note against a note payable to Travis L. Bryant. During 1996, the balance of this note and related accrued interest was reduced by $118,221 as described below. In December 1996, the Company entered into an agreement with Travis L. Bryant whereby the Company assigned its interest in the reduced note receivable described above to Bryant in full satisfaction of the note payable to Bryant.

The reduction of the balance of the note receivable and accrued interest of $118,221 was charged to expense. In exchange for the note reduction, the Texas franchisee assigned a 2% royalty interest in the sales of certain restaurants to the Company.

In connection with the sale of restaurants in the period ended January 2, 1994, the Company received a note for $490,000 with annual installments of principal and interest at prime plus 2% due over five years. The balance of the note at March 31, 1997 and December 29, 1996 was $100,000 and $118,486 respectively.

In connection with the sale of a restaurant in the period ended January 1, 1995, the Company received a note for $262,800. The note bears interest at a rate equal to the greater of prime plus 2% or 9%, adjusted on a quarterly basis. Payments of interest only were required for one year, after which ninety-six monthly payments are required in amounts necessary to amortize the remaining principal balance of the note. The balance of the note was $245,808 at March 31, 1997 and $250,300 at December 29, 1996.

In connection with the sale of a restaurant in the period ended

     HUDSON'S GRILL OF AMERICA, INC.

     Notes to Consolidated Financial Statements (Cont'd)

December 29, 1996, the Company received a $294,000 note which bears interest at 10.25%. The note requires annual installments of principal and interest of $76,800 due over four years and a final payment of $76,655. The balance of the note receivable at March 31, 1997 was $266,071 and $278,245 at December 29, 1996.

In connection with the sale of a restaurant in the period ended March 31, 1997, the Company received a $114,200 note which bears interest at the greater of prime plus 2% or 12.0%. Payments of interest only are required for one year, after which ninety-six monthly payments are required in amounts necessary to amortize the remaining principal balance of the note. The balance of the note receivable at March 31, 1997 was $114,200.

Each of the notes that arose from the sales of the various restaurants referred to above are collateralized with certain assets of those restaurants.

The Company also leased the restaurant equipment to the purchasers of the restaurants sold in the periods ended March 31, 1997 and December 29, 1996. The leases have been classified as sales-type leases. The net carrying value of the leases receivable at March 31, 1997 and December 29, 1996 is $356,010 and $207,697 respectively.

Future lease payments required under these agreements are as follows:

Due in fiscal periods ending:

     January 4, 1998               $   58,500
     January 3, 1999                   78,000
     January 2, 2000                   78,000
     January 1, 2001                   78,000
     December 31, 2001                 78,000
     Thereafter                       246,880
       Total                          617,380
       Less amount representing
         unearned interest           (261,370)
                                   $  356,010









     HUDSON'S GRILL OF AMERICA, INC.

     Notes to Consolidated Financial Statements (Cont'd)

4.   COMMITMENTS AND CONTINGENCIES

The Company's restaurant buildings and certain equipment are operated under noncancelable operating leases. Terms of these leases extend from 3 to 25 years. Certain leases are guaranteed by former directors. In addition to amounts included below, the leases generally provide that the Company pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property, plus a percentage of gross receipts in excess of certain limits stated in the lease agreements. As explained in Note 8, all of the Company's remaining restaurants are operated by third parties pursuant to sales agreements and the rental payments are being made by those parties.

The following is a summary by periods of future minimum lease payments on the restaurant locations:

     Fiscal Period Ending:

       January 4, 1998                        $  297,252
       January 3, 1999                           396,336
       January 2, 2000                           396,336
       January 1, 2001                           329,136
       December 31, 2001                         329,136
       Thereafter                              4,754,116

         Total minimum lease payments         $6,502,312

In addition to the leases discussed above, the Company has assigned to the purchasers the leases of buildings for seven restaurants previously sold. The Company is secondarily liable for the lease payments on these restaurants should the purchasers not fulfill their responsibility under the leases. The future lease payments for these restaurants total approximately $6,821,792 at March 31, 1997. In addition, the Company may be secondarily liable under other leases for restaurants sold in prior years.

Total rental expenses for operating leases were $3,696 and $22,069 for the periods ended March 31, 1997 and March 31, 1996, respectively.








     HUDSON'S GRILL OF AMERICA, INC.

     Notes to Consolidated Financial Statements (Cont'd)


During 1996, the Company settled a lawsuit with a vendor to the operator of a former joint venture in which the Company is obligated to pay $58,000 to the plaintiff in monthly payments until October 1997. If the Company fails to perform under the payment arrangement above, a stipulated judgment of $100,000 will be entered by the court and the Company will be liable for the full amount. The balance remaining at March 31, 1997 was $33,000.

5.   LONG-TERM DEBT

Long-term debt at March 31, 1997 and December 29, 1996, is summarized as follows:
                                     March 31,       December 29,
                                       1997              1996

     Note payable to Corona Market
      Partnership, due in monthly
      installments of $5,327,
      including interest of 8%
      through June 1997.            $   15,771       $   31,230
     Other note payable                                   4,312
     Total                              15,771           35,542
     Less current portion              (15,771)         (35,542)
      Long-term debt                $                $

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


     HUDSON'S GRILL OF AMERICA, INC.

     Notes to Consolidated Financial Statements

As discussed in Note 3, during the year ended December 29, 1996, the Company entered in to an agreement with Bryant whereby the Company assigned the note receivable from the Texas franchisee to Bryant in full satisfaction of this note payable.

6.   INCOME TAXES

There was no income tax provision at March 31, 1997 or December 29, 1996 due to a loss in 1996 and the application of tax net operating loss carryforwards. The actual tax expense differs from the "expected" tax expense computed by applying the U.S. Federal corporate tax rate of 34% to earnings before income taxes primarily due to differences between financial reporting and income tax treatment of the debt restructuring described in Note 5.

Deferred income taxes are provided for temporary differences between income tax and financial reporting as of March 31, 1997 and December 29, 1996 as follows:
                                  March 31,         December 29,
                                    1997                1996

     Deferred tax asset:
       Depreciation              $  137,000          $  137,000
       Net operating loss           197,000             197,000
       Accrued settlement            27,000              27,000
       Deferral income and rent     171,000             171,000
       Valuation allowance         (532,000)           (532,000)
                                 $                   $

At December 29, 1996, the Company had net operating loss (NOL) and investment tax credit carryforwards for Federal income tax purposes of approximately $890,000 and $180,000, respectively. Use of these carryforwards (with the exception of approximately $575,000 of the NOL carryforward) is limited due to issuance of the warrant described in
Note 5.












     HUDSON'S GRILL OF AMERICA, INC.

     Notes to Consolidated Financial Statements

7.   SHAREHOLDERS' EQUITY AND STOCK-BASED COMPENSATION

During 1996, the shareholders of the Company increased the Company's authorized shares of common stock from 10,000,000 shares to 100,000,000 shares.

Stock Option Plans
The Company has an incentive stock option plan ("ISO") which provides for the issuance of options to officers, directors and employees to purchase up to 825,000 shares of the Company's common stock. Options are exercisable at prices equal to the fair market value of common stock at the grant date, vest 20% annually and expire generally within five years. The Company also has a Directors Stock Option Plan ("DSO").
This plan provides for the issuance of up to 200,000 shares of stock to non-employee directors in increments of 10,000 shares every two years. Options will be issued at the average of the closing bid- ask price on the date of the grant. No options were outstanding as of March 31, 1997 or December 29, 1996 under either plan.

Other Options and Warrants
In January 1994, in connection with a debt restructuring agreement described in Note 5, the Company issued warrants to Travis L. Bryant. The warrants are exercisable for 4,000,000 shares of common stock at $.0625 per share and expire in ten years. The exercise price approximated the market value of the stock at the time of grant. None of the warrants had been exercised as of March 31, 1997.

During 1995, the Company granted options to an officer to purchase 400,000 shares of common stock with 100,000 shares vesting each year from 1995 to 1998. The exercise price is the market price at time of vesting. The exercise price of the shares vested in 1996 and 1995 are $.17 and $.11 per share, respectively. All the options expire, if not exercised in 2003.













     HUDSON'S GRILL OF AMERICA, INC.

     Notes to Consolidated Financial Statements

The following summarizes the option and warrant activity for the year ended December 29, 1996:


                                              Weighted
                                               Average
                                 Number of    Exercise
                                  Shares        Price

Outstanding,
beginning of year               4,300,000         .09
  Granted to:
    Officer and
    director
    Former director
    Expired                      (100,000)       1.00
    Exercised
Outstanding, end of year        4,200,000         .07

In addition to the warrants and options in the table above, there are options to purchase 200,000 shares of common stock which were granted in 1995 and vest in 1997 and 1998 and expire in 2003. The exercise price will be determined based on the market value at the time of vesting and therefore these options are not included in the table above.

During 1996, the Company agreed to issue warrants to a potential franchisor in connection with the successful development of several restaurants. The franchisor will be granted 25,000 warrants with an exercise price of $.09375 per share and a five year term with each successful opening of a franchise restaurant. There were no warrants granted under this agreement as of March 31, 1997.















     HUDSON'S GRILL OF AMERICA, INC.

     Notes to Consolidated Financial Statements

As of March 31, 1997 and December 29, 1996, 4,200,000 of the 4,400,000
outstanding options and warrants were exercisable. If not previously exercised, warrants and options outstanding at March 31, 1997 will expire as follows:
                             Number of        Weighted Average
       Period Ending          Shares           Exercise Price

           2003              200,000                 .14
           2004            4,000,000                 .06

                           4,200,000


The weighted average exercise price equaled the market price for all warrants and options granted during the periods ended March 31, 1997 and December 29, 1996.

Pro Forma Stock Based Compensation Disclosures
As reflected in Note 1, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for grants of options to the employees since the exercise prices were not less than the fair value of the Company's common stock on the measurement date. Had compensation been determined based on the fair value at the measurement dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's net income (loss) and earnings per share would have been changed to the pro forma amounts indicated below:

                                       Period ended
                                     December 29, 1996

Net income (loss)
     As reported                      $  (261,334)
     Pro forma                           (276,334)
Net income (loss) per common share
     As reported                      $      (.04)
     Pro forma                               (.05)











     HUDSON'S GRILL OF AMERICA, INC.

     Notes to Consolidated Financial Statements

The fair value of the options granted in 1996 were estimated on the date of vesting using the Black-Scholes option-pricing model with the following weighted assumptions:

                                       Period ended
                                     December 29, 1996
Expected volatility                       116.3%
Risk-free interest rate                     6.25%
Expected dividends
Expected terms (in years)                     7

8.   RESTAURANT SALES AND CLOSURES

During the period ended March 31, 1997, the Company sold a restaurant and initially recorded deferred gain of $232,685 to be amortized into income over the terms of the related note and lease receivables (see
Note 3).  The balance of deferred gain at March 31, 1997 was $229,477.

During the period ended December 29, 1996 the Company sold a restaurant and initially recorded deferred gain of $204,152 to be amortized into income over the terms of the related note and lease receivables (see
Note 3). The balance of the deferred gain at March 31, 1997 and December 29, 1996 was $181,063 and $189,347, respectively.

During the period ended January 1, 1995 the Company sold one restaurant and recorded a deferred gain of $348,782 on the sale, which will be amortized into income over the terms of the related note and lease receivables (see Note 3). The balance of the deferred gain at March 31, 1997 and December 29, 1996 was $286,544 and $294,029, respectively.

The Company is endeavoring to sell both of the remaining restaurants owned as of March 31, 1997 and has granted purchase options for each of these restaurants. These purchase agreements include certain provisions, whereby, the future purchasers operate the restaurants and the Company receives royalty and advertising fees based on the restaurants' sales. In addition, certain purchasers have agreed to lease in-store assets over the term of the agreements, which expire upon sale of the restaurants. Based on the option price provided in these agreements, management does not anticipate recording a loss on sale of these restaurants.




     HUDSON'S GRILL OF AMERICA, INC.

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

At March 31, 1997, accounts receivable totaled $14,477 net of an allowance for doubtful accounts of $32,000. The Company does not require collateral for accounts receivable, but performs periodic credit evaluations on its customers' financial condition and believes that the allowance for doubtful accounts is adequate.

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

At March 31, 1997, cash, accounts receivable and accounts payable have fair values that approximate book values based on their short term or demand maturity. The fair values of notes receivable and notes payable are based on estimated discounted cash flows. The fair values of these instruments approximates book values at March 31, 1997.




Item 2.  Management Discussion and Analysis.

    Material changes in the financial condition of the issuer and in the results of its operations since the end of its last fiscal year and its results from the comparable period in its last fiscal year include the following.

    The issuer's accounts receivable at March 31, 1997 ("Q1") were $14,477 as compared to $66,165 at December 29, 1996 ("FYE"). The current portion of issuer's notes and leases receivable at Q1 was $199,822 as compared to $121,055 at FYE. Leasehold improvements at Q1 were $558,211, while at FYE they were $614,706. At the same time, restaurant equipment decreased from $518,674 at FYE to $354,480 at Q1. The decreases in these last two asset accounts were due mostly from the sale of a restaurant in the first quarter. For that same reason, the long term portion of notes receivable increased in the first quarter from $748,222 to $895,404.

    Current liabilities decreased at Q1 to $76,711 from $164,964 at FYE. The current portion of long term debt, accounts payable, and accrued liabilities all decreased in Q1, as debts were being paid. Deferred income increased at Q1 to $822,126 from $612,360 at FYE. This reflects the sale of a restaurant in Q1.

    Material changes in the results of operations of Q1 compared to the first quarter of 1996 ("Q96") include the following.

    Net Sales dropped to $0 in Q1 from $109,806 in Q96, and cost of sales also dropped to $0 in Q1 from $146,189 in Q96. These are a result of the sale of restaurant during the last year and because the issuer no longer recorded the sales of restaurants that were contracted to be sold.

    Since the issuer no longer has any joint ventures, it no longer had any joint venture income in Q1, whereas it had $11,811 in Q96.

    General and administrative expenses decreased in Q1 to $134,234 from $178,535 in Q96.

    The issuer made a profit of $10,725 ($.001 per share) in Q1 as compared to a loss of $82,986 ($.014 per share) in Q96.



                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     The registrant incorporates by reference its response in its Form 10-KSB filed with the Securities and Exchange Commission on April 15, 1996. Currently all major litigation involving the registrant has been settled, and the registrant is not aware of any material litigation in process.

Item 2.  Changes in Securities.

    There were no changes in securities or in the rights of the holders of the registrant's securities during Q1. The shareholders will vote at the annual shareholders meeting on a resolution to permit the issuance of preferred shares of stock. Currently, no preferred shares are
authorized.   If the resolution is passed, then the issuer will have
authority to issue up to 5,000,000 shares of preferred stock, with rights to be determined by the directors on a series by series basis.

Item 3.  Defaults Upon Senior Securities.

    The registrant does not currently have any senior securities.
Consequently, there are no defaults on senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of security holders during Q1. However, on May 27, 1997, at the annual shareholders meeting, shareholders will be voting directly and through proxies on the election of three directors, the appointment of the registrant's auditors, and to amend the issuer's articles of incorporation to permit the issuance of preferred shares of stock. Currently, the issuer has only two nominees for the three director posts; the two running for directorships are David L. Osborn and Thomas A. Sacco. The results of the voting at the annual meeting will be disclosed by the filing of a Form 8-K or in the registrant's next Form 10-QSB.

Item 5.  Other Information.

     The registrant has been in "off and on" discussions with various potential franchisees to develop restaurants. No new agreements have been signed since the signing of the registrant's first franchise in Michigan, which was announced in April 1997. The registrant also expects to contract with a regional investment broker with the hope of raising capital for the registrant. A lease is currently being negotiated by the registrant as part of a plan to open a company owned restaurant for the purpose of using the new restaurant as a model and training site. It may also purchase two restaurants from one of its franchisees.


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

(18)          Letter on Change in Accounting
              Principles                       n/a

(19)          Previously Unfiled Documents     n/a

(20)          Reports Furnished to Security
              Holders                          n/a

(23)          Published Report Regarding
              Matters Submitted to Vote        n/a

(24)          Consent of Experts and Counsel   n/a

(25)          Power of Attorney                n/a

(27)          Financial Data Schedule          attached

(28)          Additional Exhibits              n/a

<FN1>     No explanation of the computation of per share earnings on both the primary and fully diluted basis is necessary because the computation can be clearly determined from the financial statements and the notes to the financial statements.

<FN2>     No reports on unaudited interim financial information have been prepared by the Company's independent accountants, and therefore, no letter is required from the Company's independent accountants.

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ending March 31, 1996:

     1. January 13, 1997. The Company announced that it had signed its first international franchise and that it settled its lawsuit with Jordano's, a liquor wholesale company in California.

     2. March 6, 1997. The Company announced that it consummated its sale of the Pomona, California Hudson's Grill, and that it settled its case against its former franchisee in Bend, Oregon.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          (Registrant)     HUDSON'S GRILL OF AMERICA, INC.


                           By: s/s David L. Osborn
                               David L. Osborn, President


                               Date:     May 15, 1997



elink\filing\10QSB1.971