Form 10KSB/A
period 1996-12-29
HUDSONS GRILL OF AMERICA INC
filed 1997-08-01
CIK 729545

SECURITIES AND EXCHANGE COMMISSION

         Washington, D.C. 20549

               FORM 10-KSB/A-1

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

6,056,986


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 1997, are incorporated by reference into Parts II and III.


                 PART I

ITEM 1. BUSINESS

Hudson's Grill of America, Inc. (the "Company"), was incorporated on June 11, 1979, in California, and the corporation has undergone several name changes since then. The Company amended its charter to its current name on June 14,1991. Currently, the Company operates and franchises Hudson's Grill Restaurants.

Hudson's Grill Restaurants are full service restaurants which serve lunch and dinner and a wide range of alcoholic beverages. On December 29, 1996, there were seventeen (17) Hudson's Grill restaurants; fourteen(14) were franchised and three (3) were in escrow awaiting completion of certain conditions and events. The three escrowed sales are awaiting governmental approvals of liquor licenses and governmental consents to transfer assets free of any possible state tax liens. The company's major focus is to expand the Hudson's Grill operations through franchising instead of through ownership, although it may open or purchase a Hudson's Grill to operate as a company store for training and exhibition purposes. The Hudson's Grill Restaurants are currently operating in California, Texas, and New Jersey. Franchises are currently under contract in Mississippi and Guatemala City, Guatemala. The Company is actively seeking more franchises, but the franchise market and the restaurant market are very competitive. Many other franchisers have substantially more capital, thereby making it much more difficult to compete against them.


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

In May 1994, the Company agreed in writing to sell its Westlake and Simi Valley, California, restaurants to companies controlled by Davis Beckham, a former officer of the Company. He will pay Fifty Seven Thousand Two Hundred Seventy Eight Dollars($57,278) for the Westlake restaurant and Fifty Nine Thousand Six Hundred Fifty Five Dollars ($59,655) for the Simi Valley restaurant. The restaurants continued as franchises of the Company, and leased certain assets from the Company. These sales were completed on February 3,1995. Since then, Mr. Beckham's Westlake note was released in exchange for the return of the restaurant to the Company; he paid off the remaining balance on the Simi Valley note; and as a result of the release of the note, the Westlake restaurant is being leased by the Company to new operators.

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


RESTAURANT DEVELOPMENT

HUDSON'S:

In contrast to its past plans to sell all of its directly owned restaurants, the Company currently has plans to construct several Hudson's Grill restaurants in the Dallas, Texas, area to use for demonstration and testing purposes. Other than these units and the possible purchase and conversion of several other restaurants if funds and credit become available, the Company plans to expand mostly through adding franchises. The Company is in negotiations to sign a lease at the Keystone Park shopping center in Dallas, Texas, to lease a freestanding building to be constructed for the Company by the landlord. The Company would like to have this location open for business by the end of 1997. The Company has decided to open several Company owned stores for the training of new franchisees and experimentation with menu items, ambience, and service. The new Company owned sites are also being opened in response to prospective franchisees who were concerned that the Company was not directly involved with at least several operations so that the Company would know and understand the problems that a franchisee faces. Additionally, the Company would like to accelerate expansion of the Hudson's Grill concept, and it feels that opening Company owned restaurants will help.


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

Because the Company intends on becoming primarily a franchiser, several years ago it began closing poorly performing restaurants and selling the remaining profitable ones. Losses due to restaurant closures amounted to Eight Hundred Two Thousand Seven Hundred Ninety Nine Dollars ($802,799) for the year ended January 1, 1995, but showed a gain of Eighty Six Thousand Seven Hundred Sixty Six ($86,766) for the year ended December 31, 1995. The gain resulted because in 1995 the Company reached a final settlement on a lease of a closed restaurant in an amount of $86,766 less than had been previously accrued. The loss resulted because on January 31, 1994, the Company closed its Irvine restaurant. In connection with this closure, a loss of $460,000 was recorded as of January 2, 1994, to write off goodwill and estimate the settlement of lease obligations. An additional $188,000 of losses related to the closure of the Irvine restaurant were recorded in the year ended January 1, 1995. In addition, the Company wrote down the carrying value of a restaurant held for sale by approximately $587,000 during the year ended January 1, 1995, due to diminished prospects for the sale of the restaurant.

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


REVENUES

Because the Company was holding its remaining restaurants for sale and those restaurants were operated by third parties under joint venture agreements, it had no sales or expenses from restaurant operations after January 1994. However, because the Company terminated the joint venture for the Whittier Hudson's Grill in January, 1995, and operated it as a subsidiary, it once again recorded sales and expenses for that location for 1995. The Company continued to record only joint venture revenues for the remaining stores which were operated under joint venture agreements. These revenues ceased when the last joint venture stores were sold in 1996. The threeremaining restaurants, all of which are subject to sales contracts, are not operated as joint ventures but are being operated by their prospective purchasers. The prospective purchasers are currently paying royalties and advertising fees even though they are not yet franchisees, and these fees are being accounted for separately from the royalties received from franchisees. This non franchise royalty fee amounted to Forty Thousand Four Hundred Fifty Nine Dollars ($40,459) for the year ended December 29, 1996; as the sale of these restaurants is completed, the Company does not expect any future royalties from restaurants under sales contracts, but rather these fees will be accounted for as normal franchising revenues.

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

As of December 29, 1996, the President of the Company was not drawing any salary; and until he resigned on March 5, 1997, the Chief Financial Officer had not drawn any salary. Only the Secretary of the Company and one administrative assistant are being compensated full time. In addition, under an oral agreement, the Company is paying for a consultant whose job it is to increase the number of franchises and to monitor the franchisees' restaurant operations. Moreover, the consultant is responsible for supervising most management and administrative functions of the Company. Because of this consulting arrangement, the general and administrative expenses for the years ended December 29, 1996, December 31, 1995, and January 1, 1995, increased. This is likely to continue in the future as the Company expands its efforts to add franchises and as the Company develops new Company owned restaurants. The expanded future efforts (and costs) will materially affect the profits of the Company to the extent that such efforts are successful or unsuccessful.

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

During 1996 in connection with the sale of its Oxnard, California, restaurant, the Company received a note receivable of $282,086 and a lease receivable of $450,000. The note and lease receivable were foreclosed on during 1996 and the location repossessed. The restaurant has been resold, and the sale is currently in escrow awaiting governmental approvals. The buyer is already paying on the note and lease in advance of the consummation of the sale.

A note and lease receivable in the total amount of $195,000 received on account of the sale of the Westlake, California Hudson's Grill, were foreclosed upon by the Company and the location repossessed. This restaurant was resold, and the sale is currently awaiting governmental approvals. The buyer is paying the new note and lease in advance of the consummation of the sale.

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