Form 10QSB
period 1997-06-30
HUDSONS GRILL OF AMERICA INC
filed 1997-08-18
CIK 729545

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 1997

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

      Item 1.  Financial Statements.

                        HUDSON'S GRILL OF AMERICA, INC.

                         CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                              ASSETS

                                          June 30,     December 29,
                                            1997           1996

CURRENT ASSETS:
  Cash and cash equivalents             $    58,371     $    78,680
  Accounts receivable, net of allowance
    for doubtful accounts of $27,645
    and $22,907 respectively                 28,611          66,165
  Current portion of notes and leases
    receivable                              200,938         121,055
  Prepaid expenses and other                 24,392          16,492

       Total current assets                 312,312         282,392

PROPERTY AND EQUIPMENT, at cost:
  Leasehold improvements                    558,211         614,706
  Restaurant equipment                      354,480         518,674
Furniture and fixtures                      120,149         188,507

       Total property and equipment       1,032,840       1,321,887

  Less accumulated depreciation
    and amortization                       (838,587)     (1,080,338)

       Property and equipment, net          194,253         241,549


LONG TERM PORTION OF NOTES
  AND LEASES RECEIVABLE                     870,566         748,222

LIQUOR LICENSES-net of
  accumulated amortization
  of $27,000 at June 30, 1997
  and $30,000 at December 29, 1996           33,000          45,186

OTHER ASSETS                                 26,116          34,711

      Total assets                      $ 1,436,247     $ 1,352,060





                        HUDSON'S GRILL OF AMERICA, INC.

                         CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                             June 30,    December 29,
                                                1997          1996


CURRENT LIABILITIES:
  Current portion of long-term debt         $              $   35,542
  Accounts payable                              15,203         46,922
  Accrued liabilities                           31,730         82,500

    Total current liabilities                   46,933        164,964

LONG-TERM DEBT

OTHER LONG-TERM LIABILITIES                    260,000        293,908

DEFERRED INCOME                                798,143        612,360

COMMITMENTS AND CONTINGENCIES
   (Note 4)

SHAREHOLDERS' EQUITY:
  Preferred stock, 5,000,000
    shares authorized, none
    issued or outstanding
  Common stock, no par value
     100,000,000 shares authorized
     6,056,986 shares issued and
     outstanding                             4,456,457      4,456,457
  Accumulated deficit                       (4,125,286)    (4,175,629)
    Total shareholders' equity                 331,171        280,828

    Total liabilities and
      and shareholders' equity              $1,436,247     $1,352,060











                        HUDSON'S GRILL OF AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           For the six months ended
                                           June 30,        June 30,
                                             1997            1996

REVENUES:
  Net sales                              $                $   109,806
  Joint venture revenues                                       26,939
  Franchising fees from restaurants
    under sales contracts                     12,257           49,882
  Franchise revenues                         182,859          147,736
  Equipment lease income                      38,042           35,339
  Gain on sales of restaurants                36,144           14,635
  Other income                                34,263
    Total revenues                           303,565          384,337

COSTS AND EXPENSES:
  Cost of sales                                               154,557
  General and administrative                 277,426          348,448
  Depreciation and amortization               16,303           23,693
    Total costs and expenses                 293,729          526,698

    Income (loss) from operations              9,836         (142,361)

OTHER INCOME (EXPENSE):
  Interest expense                              (672)         (49,016)
  Interest income                             41,179           83,893
    Total other income (expense)              40,507           34,877


INCOME (LOSS) BEFORE INCOME TAXES             50,343         (107,484)

Provision for income taxes

NET INCOME (LOSS)                        $    50,343      $  (107,484)

INCOME (LOSS) PER SHARE
  Net income (loss) per share            $      .005      $    (.0178)









                        HUDSON'S GRILL OF AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          For the three months ended
                                           June 30,        June 30,
                                             1997            1996

REVENUES:
  Net sales                              $                $
  Joint venture revenues                                       15,128
  Franchising fees from restaurants
    under sales contracts                      4,164           33,917
  Franchise revenues                         106,871           74,069
  Equipment lease income                      21,230           18,535
  Gain on sales of restaurants                20,041            5,260
  Other income                                17,792
    Total revenues                           170,098          146,909

COSTS AND EXPENSES:
  Cost of sales                                                 8,368
  General and administrative                 143,192          169,913
  Depreciation and amortization                8,004           11,573
    Total costs and expenses                 151,196          189,854

    Income (loss) from operations             18,902          (42,945)

OTHER INCOME (EXPENSE):
  Interest expense                              (106)         (24,450)
  Interest income                             20,822           42,897
    Total other income (expense)              20,716           18,447


INCOME (LOSS) BEFORE INCOME TAXES             39,618          (24,498)

Provision for income taxes

NET INCOME (LOSS)                        $    39,618      $   (24,498)

INCOME (LOSS) PER SHARE
  Net income (loss) per share            $      .004      $     (.004)









                        HUDSON'S GRILL OF AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                           For the six months ended
                                           June 30,        June 30,
                                              1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $   50,343     $ (107,484)
  Adjustments to reconcile net income
   (loss) to net cash used by operating
   activities:
     Depreciation and amortization            16,303         23,693
     (Gain) loss on sales and closures
       of restaurants                        (36,144)       (14,635)
  Changes in assets and liabilities:
     Accounts receivable                      28,470          1,554
     Prepaid expenses and other                  574          6,548
Accounts payable                             (31,720)        14,092
     Accrued liabilities and other          (107,718)       (54,542)
       Net cash used by operating
       activities                            (79,892)      (130,774)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of assets             4,634          5,230
  Notes receivable principal payments         53,991         80,415
  Leases receivable principal payments        36,500         61,038
      Net cash provided (used) by
      investing activities                    95,125        146,683
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable                (35,542)       (43,825)
      Net cash provided (used) by
      financing activities                   (35,542)       (43,825)
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           (20,309)       (27,916)
CASH AND CASH EQUIVALENTS, beginning
  of period                                   78,680         48,295
CASH AND CASH EQUIVALENTS, end
  of period                               $   58,371     $   20,379

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                        $      902     $   47,225
     Income taxes paid                    $              $    2,400











                        HUDSON'S GRILL OF AMERICA, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS,  continued

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:

Period ended June 30, 1997
In connection with the sale of a restaurant and equipment, the Company received a note receivable of $114,200 and a lease receivable of $240,000.

Period ended June 30, 1996
In connection with the sale of the Oxnard, CA restaurant, the Company received a note receivable of $282,086 and a lease receivable of $450,000. The note and lease receivable were foreclosed on during 1996 and the fixtures and equipment repossessed.

A note and lease receivable in the total amount of $195,000 relating to the Westlake, CA restaurant were foreclosed upon by the Company and the location repossessed.

































                     HUDSON'S GRILL OF AMERICA, INC.

                Notes to Consolidated Financial Statements

     1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Hudson's Grill of America, Inc. (the "Company") franchises and previously owned and operated full-service restaurants, primarily in Southern California and Texas. As of June 30, 1997, the Company has thirteen franchised restaurants. Additionally, it owns two restaurants, both of which are held for sale.

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

Restaurants Held for Sale
As of June 30, 1997, all of the restaurants held for sale are operated pursuant to sales agreements with prospective purchasers. The Company has ceased recording operating revenues and expenses on these restaurant locations, but records franchising and advertising fees from restaurants under sales contracts and equipment rental fees (see Note 8). The assets of the restaurants held for sale are primarily property and equipment and liquor licenses. Management has evaluated the remaining net assets of the restaurants held for sale and believes the carrying values do not exceed the net realizable values of those assets. Previously, certain restaurants held for sale were operated under joint venture agreements with prospective purchasers.

Cash and Cash Equivalents
Cash and cash equivalents for purposes of reporting the cash flows consist of cash and short-term investments purchased with an original maturity of three months or less.

Non-current Assets
Substantially all of the Company's property and equipment is leased under operating leases to prospective purchasers at June 30, 1997. Depreciation of property and equipment is recognized using the straight-line method over the estimated lives of the assets (generally five to seven years). Amortization of leaseholds is recognized using the straight-line method over the shorter of the initial term of the respective lease or the service life of the leased asset.


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







                     HUDSON'S GRILL OF AMERICA, INC.

                Notes to Consolidated Financial Statements


Income (loss) per share
Income (loss) per common share is computed based upon the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are not considered if their effect is antidilutive. Common stock equivalents consist of outstanding stock options and warrants. Common stock equivalents are assumed to be exercised with the related proceeds used to repurchase outstanding shares except when the effect would be antidilutive. Common equivalent shares were antidilutive in the periods ended June 30, 1997 and December 29, 1996.

     The weighted average number of shares outstanding used in the income
(loss) per share computation was 10,056,986 for the period ended June 30, 1997 and 6,056,986 for the period ended June 30, 1996.

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

                                   June 30,           June 30,
                                     1997               1996

   Initial franchise revenues     $   25,000         $      521
   Continuing franchise
       revenues                      157,859            147,215
     Total franchise revenues     $  182,859         $  147,736


                     HUDSON'S GRILL OF AMERICA, INC.

                Notes to Consolidated Financial Statements

In November, 1995, the Company received $150,000 from a franchisee to prepay franchise fees. The Company recorded the amount received as deferred income and will amortize it to income over the life of the agreement. The balance at June 30, 1997 is $121,101.

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

In connection with the sale of restaurants in the period ended January 2, 1994, the Company received a note for $490,000 with annual installments of principal and interest at prime plus 2% due over five years. The balance of the note at June 30, 1997 and December 29, 1996 was $100,000 and $118,486 respectively.

In connection with the sale of a restaurant in the period ended January 1, 1995, the Company received a note for $262,800. The note bears interest at a rate equal to the greater of prime plus 2% or 9%, adjusted on a quarterly basis. Payments of interest only were required for one year, after which ninety-six monthly payments are required in amounts necessary to amortize the remaining principal balance of the note. The balance of the note was $241,410 at June 30, 1997 and $250,300 at December 29, 1996.

In connection with the sale of a restaurant in the period ended



                     HUDSON'S GRILL OF AMERICA, INC.

           Notes to Consolidated Financial Statements (Cont'd)

December 29, 1996, the Company received a $294,000 note which bears interest at 10.25%. The note requires annual installments of principal and interest of $76,800 due over four years and a final payment of $76,655.
The balance of the note receivable at June 30, 1997 was $253,583 and $278,245 at December 29, 1996.

In connection with the sale of a restaurant in the period ended June 30, 1997, the Company received a $114,200 note which bears interest at the greater of prime plus 2% or 12.0%. Payments of interest only are required for one year, after which ninety-six monthly payments are required in amounts necessary to amortize the remaining principal balance of the note. The balance of the note receivable at June 30, 1997 was $114,200.

Each of the notes that arose from the sales of the various restaurants referred to above are collateralized with certain assets of those restaurants.

The Company also leased the restaurant equipment to the purchasers of the restaurants sold in the periods ended June 30, 1997 and December 29, 1996. The leases have been classified as sales-type leases. The net carrying value of the leases receivable at June 30, 1997 and December 29, 1996 is $350,997 and $207,697 respectively.

Future lease payments required under these agreements are as follows:

Due in fiscal periods ending:

     January 4, 1998               $   39,921
     January 3, 1999                   78,000
     January 2, 2000                   78,000
     January 1, 2001                   78,000
     December 31, 2001                 78,000
     Thereafter                       246,880
       Total                          598,801
       Less amount representing
         unearned interest           (247,804)
                                   $  350,997









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

The following is a summary by periods of future minimum lease payments on the restaurant locations:

          Fiscal Period Ending:

       January 4, 1998                        $  107,258
       January 3, 1999                           214,416
       January 2, 2000                           214,416
       January 1, 2001                           214,416
       December 31, 2001                         225,636
       Thereafter                              3,021,434

         Total minimum lease payments         $3,997,576

In addition to the leases discussed above, the Company has assigned to the purchasers the leases of buildings for eight restaurants previously sold. The Company is secondarily liable for the lease payments on these restaurants should the purchasers not fulfill their responsibility under the leases. The future lease payments for these restaurants total approximately $8,989,406 at June 30, 1997. In addition, the Company may be secondarily liable under other leases for restaurants sold in prior years.

Total rental expenses for operating leases were $8,832 and $23,355 for the periods ended June 30, 1997 and June 30, 1996, respectively.








                     HUDSON'S GRILL OF AMERICA, INC.

           Notes to Consolidated Financial Statements (Cont'd)


During 1996, the Company settled a lawsuit with a vendor to the operator of a former joint venture in which the Company is obligated to pay $58,000 to the plaintiff in monthly payments until October 1997. If the Company fails to perform under the payment arrangement above, a stipulated judgment of $100,000 will be entered by the court and the Company will be liable for the full amount. The balance remaining at June 30, 1997 was $18,000.

     5.   LONG-TERM DEBT

Long-term debt at June 30, 1997 and December 29, 1996, is summarized as follows:
                                     June 30,        December 29,
                                       1997              1996

     Note payable to Corona Market
      Partnership, due in monthly
      installments of $5,327,
      including interest of 8%
      through June 1997.            $                $   31,230
     Other note payable                                   4,312
     Total                                               35,542
     Less current portion                               (35,542)
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

     6.   INCOME TAXES

There was no income tax provision at June 30, 1997 or December 29, 1996 due to a loss in 1996 and the application of tax net operating loss carryforwards. The actual tax expense differs from the "expected" tax expense computed by applying the U.S. Federal corporate tax rate of 34% to earnings before income taxes primarily due to differences between financial reporting and income tax treatment of the debt restructuring described in
Note 5.

Deferred income taxes are provided for temporary differences between income tax and financial reporting as of June 30, 1997 and December 29, 1996 as follows:
                                  June 30,          December 29,
                                    1997                1996

          Deferred tax asset:
       Depreciation              $  134,000          $  137,000
       Net operating loss           197,000             197,000
       Accrued settlement            27,000              27,000
       Deferral income and rent     157,000             171,000
       Valuation allowance         (515,000)           (532,000)
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

During 1997, the shareholders of the Company granted the Company the authority to issue up to 5,000,000 shares of preferred stock.

Stock Option Plans
The Company has an incentive stock option plan ("ISO") which provides for the issuance of options to officers, directors and employees to purchase up to 825,000 shares of the Company's common stock. Options are exercisable at prices equal to the fair market value of common stock at the grant date, vest 20% annually and expire generally within five years. The Company also has a Directors Stock Option Plan ("DSO"). This plan provides for the issuance of up to 200,000 shares of stock to non-employee directors in increments of 10,000 shares every two years. Options will be issued at the average of the closing bid-ask price on the date of the grant. No options were outstanding as of June 30, 1997 or December 29, 1996 under either plan.

Other Options and Warrants
In January 1994, in connection with a debt restructuring agreement described in Note 5, the Company issued warrants to Travis L. Bryant. The warrants are exercisable for 4,000,000 shares of common stock at $.0625 per share and expire in ten years. The exercise price approximated the market value of the stock at the time of grant. None of the warrants had been exercised as of June 30, 1997.

During 1995, the Company granted options to an officer to purchase 400,000 shares of common stock with 100,000 shares vesting each year from 1995 to 1998. The exercise price is the market price at time of vesting. The exercise price of the shares vested in 1997, 1996, and 1995 are $.14, $.17, and $.11 per share, respectively. All the options expire, if not exercised in 2003.

                     HUDSON'S GRILL OF AMERICA, INC.

               Notes to Consolidated Financial Statements

The following summarizes the option and warrant activity for the period ended June 30, 1997:


                                              Weighted
                                               Average
                                 Number of    Exercise
                                  Shares        Price

Outstanding,
beginning of year               4,300,000         .07
  Granted to:
    Officer and
    director
    Former director
    Exercised
Outstanding, June 30, 1997      4,300,000         .07

In addition to the warrants and options in the table above, there are options to purchase 100,000 shares of common stock which were granted in 1995 and vest in 1998 and expire in 2003. The exercise price will be determined based on the market value at the time of vesting and therefore these options are not included in the table above.

During 1996, the Company agreed to issue warrants to a potential franchisor in connection with the successful development of several restaurants. The franchisor was to be granted 25,000 warrants with an exercise price of $.09375 per share and a five year term with each successful opening of a franchise restaurant. This agreement was terminated before any warrants were granted.

As of June 30, 1997, 4,300,000 of the 4,400,000 outstanding options and warrants were exercisable. If not previously exercised, warrants and options outstanding at June 30, 1997 will expire as follows:
                             Number of        Weighted Average
       Period Ending          Shares           Exercise Price

           2003              300,000                 .14
           2004            4,000,000                 .06

                           4,300,000





                     HUDSON'S GRILL OF AMERICA, INC.

               Notes to Consolidated Financial Statements


The weighted average exercise price equaled the market price for all warrants and options granted during the periods ended June 30, 1997 and December 29, 1996.

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











                     HUDSON'S GRILL OF AMERICA, INC.

               Notes to Consolidated Financial Statements


     8.   RESTAURANT SALES AND CLOSURES

During the period ended June 30, 1997, a franchisee in Austin, Texas closed its restaurant. An experimental food court location in Paramus, New Jersey also closed in June, 1997. Revenues recognized for these locations for the period ended June 30, 1997 were $10,399 and $2,866, respectively.

During the period ended June 30, 1997, the Company sold a restaurant and initially recorded deferred gain of $232,685 to be amortized into income over the terms of the related note and lease receivables (see Note 3). The balance of deferred gain at June 30, 1997 was $224,664.

During the period ended December 29, 1996 the Company sold a restaurant and initially recorded deferred gain of $204,152 to be amortized into income over the terms of the related note and lease receivables (see Note 3). The balance of the deferred gain at June 30, 1997 and December 29, 1996 was $172,565 and $189,347, respectively.

During the period ended January 1, 1995 the Company sold one restaurant and recorded a deferred gain of $348,782 on the sale, which will be amortized into income over the terms of the related note and lease receivables (see
Note 3). The balance of the deferred gain at June 30, 1997 and December 29, 1996 was $279,813 and $294,029, respectively.

The Company is endeavoring to sell both of the remaining restaurants owned as of June 30, 1997 and has granted purchase options for each of these restaurants. These purchase agreements include certain provisions, whereby, the future purchasers operate the restaurants and the Company receives royalty and advertising fees based on the restaurants' sales. In addition, certain purchasers have agreed to lease in-store assets over the term of the agreements, which expire upon sale of the restaurants. Based on the option price provided in these agreements, management does not anticipate recording a loss on sale of these restaurants.









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

At June 30, 1997, accounts receivable totaled $28,611 net of an allowance for doubtful accounts of $27,645. The Company does not require collateral for accounts receivable, but performs periodic credit evaluations on its customers' financial condition and believes that the allowance for doubtful accounts is adequate.

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

At June 30, 1997, cash, accounts receivable and accounts payable have fair values that approximate book values based on their short term or demand maturity. The fair values of notes receivable and notes payable are based on estimated discounted cash flows. The fair values of these instruments approximates book values at June 30, 1997.


      Item 2.  Management Discussion and Analysis.

          Material changes in the financial condition of the issuer and in the results of its operations since the end of its last fiscal year and its results from the comparable period in its last fiscal year include the following.

          The issuer's accounts receivable at June 30, 1997 ("Q2") were $28,611 as compared to $66,165 at December 29, 1996 ("FYE"). The current portion of issuer's notes and leases receivable at Q2 was $200,938 as compared to $121,055 at FYE. Leasehold improvements at Q2 were $558,211, while at FYE they were $614,706. At the same time, restaurant equipment decreased from $518,674 at FYE to $354,480 at Q2. The decreases in these last two asset accounts were due mostly from the sale of a restaurant in the first quarter. For that same reason, the long term portion of notes receivable increased in the first quarter from $748,222 to $870,566.

          Current liabilities decreased at Q2 to $46,933 from $164,964 at FYE. The current portion of long term debt, accounts payable, and accrued liabilities all decreased in Q2, as debts were being paid. Deferred income increased at Q2 to $798,143 from $612,360 at FYE. This reflects the sale of a restaurant in the first quarter.

          Material changes in the results of operations of Q2 compared to the second quarter of 1996 ("Q96") include the following.

          Net Sales dropped to $0 in Q2 from $15,128 in Q96, and cost of sales also dropped to $0 in Q2 from $8,368 in Q96. These are a result of the sale of restaurants during the last year and because the issuer no longer recorded the sales of restaurants that were contracted to be sold.

          General and administrative expenses decreased in Q2 to $143,192 from $169,913 in Q96. Interest expense decreased to $106 in Q2 from $24,450 in Q96 as various notes have been paid off during the past year.

          The issuer made a profit of $39,618 ($.004 per share) in Q2 as compared to a loss of $24,498 ($.004 per share) in Q96.



                         PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings.

           The registrant incorporates by reference its response in its Form 10-KSB filed with the Securities and Exchange Commission on April 15, 1997. Currently all major litigation involving the registrant has been settled, and the registrant is not aware of any material litigation in process.

      Item 2.  Changes in Securities.

         There was one change in securities or in the rights of the holders of the registrant's securities during Q2. At the annual shareholders meeting, the shareholders passed a resolution to permit the issuance of preferred shares of stock. At the time, no preferred shares were
      authorized.   Since the resolution passed, the issuer will have
      authority to issue up to 5,000,000 shares of preferred stock, with rights to be determined by the directors on a series by series basis.

      Item 3.  Defaults Upon Senior Securities.

          The registrant does not currently have any senior securities. Consequently, there are no defaults on senior securities.

      Item 4.  Submission of Matters to a Vote of Security Holders.

          Several matters were submitted to a vote of security holders during Q2. On May 27, 1997, at the annual shareholders meeting, shareholders voted directly and through proxies on the election of three directors, the appointment of the registrant's auditors, and to amend the issuer's articles of incorporation to permit the issuance of preferred shares of stock. At the time, the issuer had only two nominees for the three director posts; the two running for directorships were David L. Osborn and Thomas A. Sacco. As a result of the votes, David Osborn and Thomas Sacco were elected as directors, Hein + Associates were appointed as the Company's auditors, and the Company's articles were amended to authorize the issuance of up to 5,000,000 shares of preferred stock. Since the annual meeting, the Company's directors have filled the third directorship; the Company's outside counsel, Robert W. Fischer, Esq., was elected a director in July 1997.

      Item 5.  Other Information.

           The registrant has been in "off and on" discussions with various potential franchisees to develop restaurants. No new agreements have been signed since the signing of the registrant's first franchise in Michigan, which was announced in April 1997. The registrant has contracted with a regional investment broker with the hope of raising capital for the registrant. A private placement memorandum has been prepared for delivery to prospective investors in the registrant.
      A lease has been signed by the registrant as part of a plan to open a company owned restaurant for the purpose of using the new restaurant as a model and training site. The lease is conditioned on the registrant's receipt of financing for its furniture, fixtures and equipment for the restaurant. It may also purchase two restaurants from a franchisee that is affiliated with the registrant's`president, Mr. Osborn.


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

      (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ending June 30, 1996:

           1. April 18, 1997. The Company announced that its Chief Financial Officer, D. Marion Wood, had resigned; the directors had recommended a vote to amend the registrant's articles to authorize the issuance of preferred shares of stock; it had begun negotiations with an investment banker to raise funds; it had exchanged a note to pay off a note payable; and that it had signed a new development agreement for parts of Texas.

           2. June 6, 1997. The Company signed an agreement for investment banking services to be provided to it by Rauscher Pierce Refnes, a Dallas, Texas, regional investment banker. It also announced that the Company had approved an amendment to its articles authorizing the issuance of up to 5,000,000 shares of preferred stock and also had elected David Osborn and Thomas Sacco as directors of the Company.

           3. July 21, 1997. The Company announced that its directors had voted Robert Fischer to fill a vacancy on the Company's board of directors; it also announced various news items about potential new franchisees, former franchisees, former developers, and Company restaurants for sale.

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


                                     Date:     August 15, 1997



      elink\filing\10QSB1.972