Form 10QSB
period 1997-09-30
HUDSONS GRILL OF AMERICA INC
filed 1997-11-14
CIK 729545

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997

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

                        HUDSON'S GRILL OF AMERICA, INC.

                         CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                              ASSETS

                                        September 30,  December 29,
                                            1997           1996

CURRENT ASSETS:
  Cash and cash equivalents             $   102,547     $    78,680
  Accounts receivable, net of allowance
    for doubtful accounts of $36,000
    and $22,907 respectively                 36,740          66,165
  Current portion of notes and leases
    receivable                              100,652         121,055
  Prepaid expenses and other                 35,477          16,492

       Total current assets                 275,416         282,392

PROPERTY AND EQUIPMENT, at cost:
  Leasehold improvements                    558,211         614,706
  Restaurant equipment                      358,699         518,674
       Furniture and fixtures               120,149         188,507

       Total property and equipment       1,037,059       1,321,887

  Less accumulated depreciation
    and amortization                       (845,135)     (1,080,338)

       Property and equipment, net          191,924         241,549


LONG TERM PORTION OF NOTES
  AND LEASES RECEIVABLE                     838,608         748,222

LIQUOR LICENSES-net of
  accumulated amortization
  of $28,500 at September 30, 1997
  and $30,000 at December 29, 1996           31,500          45,186

OTHER ASSETS                                 23,905          34,711

      Total assets                      $ 1,361,353     $ 1,352,060

                        HUDSON'S GRILL OF AMERICA, INC.

                         CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                           September 30, December 29,
                                                1997          1996


CURRENT LIABILITIES:
  Current portion of long-term debt         $              $   35,542
  Accounts payable                              29,822         46,922
  Accrued liabilities                           23,877         82,500

    Total current liabilities                   53,699        164,964

LONG-TERM DEBT

OTHER LONG-TERM LIABILITIES                    243,046        293,908

DEFERRED INCOME                                777,181        612,360

COMMITMENTS AND CONTINGENCIES
   (Note 4)

SHAREHOLDERS' EQUITY:
  Preferred stock, 5,000,000
    shares authorized, none
    issued or outstanding
  Common stock, no par value
     100,000,000 shares authorized
     6,056,986 shares issued and
     outstanding                             4,456,457      4,456,457
  Accumulated deficit                       (4,169,030)    (4,175,629)
    Total shareholders' equity                 287,427        280,828

    Total liabilities and
      and shareholders' equity              $1,361,353     $1,352,060

                        HUDSON'S GRILL OF AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           For the nine months ended
                                         September 30,   September 30,
                                             1997            1996

REVENUES:
  Net sales                              $   103,890      $   109,806
  Joint venture revenues                                       30,019
  Franchising fees from restaurants
    under sales contracts                     15,573           84,386
  Franchise revenues                         252,463          221,010
  Equipment lease income                      56,139           49,030
  Gain on sales of restaurants                53,165           27,775
  Other income                                51,440              422
    Total revenues                           532,670          522,448

COSTS AND EXPENSES:
  Cost of sales                              116,938          157,803
  General and administrative                 445,584          477,992
  Depreciation and amortization               24,371           32,501
    Total costs and expenses                 586,893          668,296

    Income (loss) from operations            (54,223)        (145,848)

OTHER INCOME (EXPENSE):
  Interest expense                              (672)         (73,075)
  Interest income                             61,494          131,105
    Total other income (expense)              60,822           58,030


INCOME (LOSS) BEFORE INCOME TAXES              6,599          (87,818)

Provision for income taxes

NET INCOME (LOSS)                        $     6,599      $   (87,818)

INCOME (LOSS) PER SHARE
  Net income (loss) per share            $     .0007      $    (.0145)

                        HUDSON'S GRILL OF AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          For the three months ended
                                         September 30,   September 30,
                                             1997            1996

REVENUES:
  Net sales                              $   103,890     $
  Joint venture revenues                                        3,080
  Franchising fees from restaurants
    under sales contracts                      3,316           34,504
  Franchise revenues                          69,604           73,274
  Equipment lease income                      18,097           13,691
  Gain on sales of restaurants                17,021           13,140
  Other income                                17,177              422
    Total revenues                           229,105          138,111

COSTS AND EXPENSES:
  Cost of sales                              116 938            3,246
  General and administrative                 168,158          129,544
  Depreciation and amortization                8,068            8,808
    Total costs and expenses                 293,164          141,598

    Income (loss) from operations            (64,059)          (3,487)

OTHER INCOME (EXPENSE):
  Interest expense                                            (24,059)
  Interest income                             20,315           47,212
    Total other income (expense)              20,315           23,153


INCOME (LOSS) BEFORE INCOME TAXES            (43,744)          19,666

Provision for income taxes

NET INCOME (LOSS)                        $   (43,744)     $    19,666

INCOME (LOSS) PER SHARE
  Net income (loss) per share            $     (.007)     $      .002

                        HUDSON'S GRILL OF AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                           For the nine months ended
                                         September 30,   September 30,
                                             1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $    6,599     $  (87,818)
  Adjustments to reconcile net income
   (loss) to net cash used by operating
   activities:
     Depreciation and amortization            24,371         32,502
     (Gain) loss on sales and closures
       of restaurants                        (53,165)       (27,775)
  Changes in assets and liabilities:
     Accounts receivable                       3,944        (15,726)
     Prepaid expenses and other               (8,315)         4,264
     Accounts payable                        (17,100)       (23,356)
     Accrued liabilities and other          (118,848)       (68,108)
       Net cash used by operating
       activities                           (162,514)      (186,017)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of assets             4,634          7,913
  Notes receivable principal payments        170,125        155,861
  Leases receivable principal payments        51,692        157,114
  Fixed assets and other                      (4,528)         4,799
      Net cash provided (used) by
      investing activities                   221,923        325,687
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable                (35,542)       (65,173)
      Net cash provided (used) by
      financing activities                   (35,542)       (65,173)
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            23,867         74,497
CASH AND CASH EQUIVALENTS, beginning
  of period                                   78,680         48,295
CASH AND CASH EQUIVALENTS, end
  of period                               $  102,547     $  122,792

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                        $      902     $   70,894
     Income taxes paid                    $              $    4,800

                        HUDSON'S GRILL OF AMERICA, INC.

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:

Period ended September 30, 1997
In connection with the sale of a restaurant and equipment, the Company received a note receivable of $114,200 and a lease receivable of $240,000.

Period ended September 30, 1996
In connection with the sale of the Oxnard, CA restaurant, the Company received a note receivable of $282,086 and a lease receivable of $450,000. The note and lease receivable were foreclosed on during 1996 and the fixtures and equipment repossessed.

A note and lease receivable in the total amount of $195,000 relating to the Westlake, CA restaurant were foreclosed upon by the Company and the location repossessed.

In connection with the sale of the Hornblowers restaurant, the Company received a note receivable in the amount of $294,000.

                     HUDSON'S GRILL OF AMERICA, INC.

                Notes to Consolidated Financial Statements


A.   Basis of Presentation

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's annual report and most recent audited financial statements included in the report on Form 10-KSB for the year ended December 29, 1996, filed with the Securities and Exchange Commission.

     The interim financial information included hereto is unaudited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

   Item 2.  Management Discussion and Analysis.

     Material changes in the financial condition of the issuer and in the results of its operations since the end of its last fiscal year and its results from the comparable period in its last fiscal year include the following.

     The issuer's accounts receivable at September 30, 1997 ("Q3") were $36,740 as compared to $66,165 at December 29, 1996 ("FYE"). The current portion of issuer's notes and leases receivable at Q3 was $100,652 as compared to $121,055 at FYE. Leasehold improvements at Q3 were $558,211, while at FYE they were $614,706. At the same time, restaurant equipment decreased from $518,674 at FYE to $358,699 at Q3.

     The decreases in these last two asset accounts were due mostly from the sale of a restaurant in the first quarter. For that same reason, the long term portion of notes receivable increased in the first nine months from $748,222 to $838,608.

     Current liabilities decreased at Q3 to $53,699 from $164,964 at FYE. The current portion of long term debt, accounts payable, and accrued liabilities all decreased in Q3, as debts were being paid. Deferred income increased at Q3 to $777,181 from $612,360 at FYE. This reflects the sale of a restaurant in the first quarter.

    Material changes in the results of operations of Q3 compared to the third quarter of 1996 ("Q96") include the following. Net Sales increased to $103,890 in Q3 from $0 in Q96, and cost of sales also increased to $116,938 in Q3 from $3,246 in Q96. These are a result of the repossession of a restaurant during the third quarter of 1997; it is currently operated by a subsidiary of the Company. Franchising fees from restaurants under contract decreased from $34,504 in Q96 to $3,316 in Q3 because there are currently no restaurants operating while under a sales contract.

     General and administrative expenses increased in Q3 to $168,158 from $129,544 in Q96. This was due to expenses incurred in opening the registrant's first international franchise in Guatemala. Interest expense decreased to $0 in Q3 from $24,059 in Q96 as various notes have been paid off during the past year.

     The issuer incurred a loss of $43,744 (($.007) per share) in Q3 as compared to a profit of $19,666 ($.002 per share) in Q96.


                 PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.

     The registrant incorporates by reference its response in its Form 10-KSB filed with the Securities and Exchange Commission on April 15, 1997. Currently all major litigation involving the registrant has been settled, and the registrant is not aware of any material litigation in process.

     Item 2.  Changes in Securities.

     There were no changes in securities or in the rights of the holders of the registrant's securities during Q3.

     Item 3.  Defaults Upon Senior Securities.

     The registrant does not currently have any senior securities outstanding. Consequently, there are no defaults on senior securities.

     Item 4.  Submission of Matters to a Vote of Security Holders.

    There were no matters submitted to a vote of security holders during Q3.

     Item 5.  Other Information.

     The registrant has been in "off and on" discussions with various potential franchisees to develop restaurants. No new agreements have been signed since the signing of the registrant's first franchise in Michigan, which was announced in April 1997. The registrant has contracted with a regional investment broker with the hope of raising capital for the registrant. The registrant is not currently aware of any genuine prospects for new capital or credit as a result of its agreement with the regional investment broker.

     A lease has been signed by the registrant as part of a plan to open a company owned restaurant for the purpose of using the new restaurant as a model and training site. The registrant plans to have the restaurant open for business in February or March 1998. Negotiations to purchase two restaurants from a franchisee that is affiliated with the registrant's`president, Mr. Osborn, have ceased without any agreement. Future negotiations are currently not anticipated.

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

     (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ending September 30, 1997:

     1. July 21, 1997. The Company announced that it filled a vacancy on its board of directors; that two area representation and franchise development agreements were terminated; and that it had reduced its consulting agreement with its inside consultant, Dalm's, Inc.

     2. September 16, 1997. The Company announced that its Guatemala franchisee opened the first international Hudson's Grill restaurant; that it had signed a lease for a build to suit restaurant in Dallas; and that a franchisee had closed a restaurant.

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


                                     Date:     November 15, 1997



      elink\filing\10QSB.973