Form 10KSB
period 1997-12-28
HUDSONS GRILL OF AMERICA INC
filed 1998-05-06
CIK 729545

SECURITIES AND EXCHANGE COMMISSION

         Washington, D.C. 20549

               FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 28, 1997

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

[ ]

State issuer's revenues for its most recent fiscal year.
$795,002

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). Average bid and asked during the week ending 3/27/98 is $0.171875. The Issuer has 6,056,986 shares outstanding; the market value of the voting stock is $1,041,044.47.

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

6,056,986


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 1998, are incorporated by reference into Parts II and III.


                 PART I

ITEM 1. BUSINESS

Hudson's Grill of America, Inc. (the "Company"), was incorporated on June 11, 1979, in California, and the corporation has undergone several name changes since then. The Company amended its charter to its current name on June
14, 1991. Currently, the Company operates and franchises Hudson's Grill Restaurants.

Hudson's Grill Restaurants are full service restaurants which serve lunch and dinner and a wide range of alcoholic beverages. On December 28, 1997, there were thirteen (13) Hudson's Grill restaurants; eleven(11) were franchised and two (2) were in escrow awaiting completion of certain conditions and events. The two escrowed sales were awaiting governmental approvals of liquor licenses and governmental consents to transfer assets free of any possible state tax liens. The company's major focus has been to expand the Hudson's Grill operations through franchising instead of through ownership, but recently it has changed its emphasis; it also plans to resume opening and purchasing Hudson's Grills to operate as company stores. The Hudson's Grill Restaurants are currently operating in California and Texas. Franchises are currently under contract in Michigan and Nevada. The Company is actively seeking more franchises, but the franchise market and the restaurant market are very competitive. Many other franchisers have substantially more capital, thereby making it much more difficult to compete against them, and for that reason, the Company plans to resume opening its own restaurants.


BRIEF SUMMARY OF MAJOR EVENTS OVER THE PAST THREE YEARS.

On April 1, 1998, the Company signed a franchise agreement with Sharfe, L.L.C., a Michigan limited liability company, to open a Hudson's Grill in Marquette, Michigan. The restaurant will be a free standing building and will be operated by Frank and Jim Stabile.

On March 9, 1998, the Company's subsidiary, Hudson's Grill of Whittier, Inc., closed the Hudson's Grill located in Westlake, California, and turned the premises and furniture, fixtures and equipment over to the landlord prior to the end of the lease. The lease for premises does not end until December 14, 2010. In April 1998, the Company decided not to re-open the Hudson's Grill in Whittier, California, because of marginal performance and the expense to upgrade the restaurant to local and national standards.

In February 1998, the Company's franchisee in Guatemala, closed its Hudson's Grill restaurant in Guatemala City. On January 20, 1998, the Company formed an affiliate, Hudson's Grill of Denton/Trinity, Inc., to operate the Carrollton, Texas, Hudson's Grill. The former Carrollton franchisee's furniture, fixtures and equipment had been repossessed and its right to possess the premises had been terminated by the landlord. Afterward, the landlord entered into a lease with the Company's affiliate to lease the premises and the owner of the furniture, fixtures and equipment entered into a lease with the affiliate also. The affiliate is now operating the Carrollton restaurant.

On December 19, 1997, the Company announced that it had agreed in principle with Kirk, Inc., for a new franchise to be located in the Reno, Nevada, area. Kirk, Inc.'s principal owners are George Matthews and Kirk Neiderhaus, who currently operate a jet ski and para sailing business on Lake Tahoe, Nevada. Kirk, Inc., plans to build a freestanding Hudson's Grill restaurant and to open it in late 1998.

The Company formed a new subsidiary called Hudson's Grill International, Inc. ("International"), and as of December 1, 1997, most of the Company's assets were transferred to the new subsidiary; the only liabilities that International assumed were those associated with the operation of its headquarters in Dallas, Texas. The subsidiary is incorporated in Texas; the assets that formerly were operated by the Company essentially have been transferred to the new subsidiary.

In September 1997, a subsidiary of the Company signed a lease with the Prudential Insurance Company to lease a freestanding, build-to-suit pad site at the Keystone Park shopping center located near Richardson, Texas, a suburb of Dallas. This is the Company's first new restaurant developed since the early 1990's. The Company announced plans to develop more sites into Company-owned restaurants based on its new prototype, which uses free-standing buildings instead of sites in shopping strips. The Company expects that the new site will be open for business in July 1998.

In August 1997 the franchisee of the Hudson's Grill located in Hurst, Texas, closed his restaurant. The franchisee had been in arrears with the Company, and the Company had notified the franchisee that the Company planned to terminate his franchise for non-payment of franchise fees. The Company has subsequently terminated the franchise

In July 1997, Mike Miller and the Company mutually agreed to terminate the contract of sale for the Hudson's Grill in Westlake, California. A subsidiary of the Company began to operate the restaurant. The Company's franchise development and area representation agreements with Dr. S.L. Sethi and with Jotar, Inc., were also terminated because neither developer had built or was building the required number of franchised restaurants.

At its annual shareholders meeting held on May 27, 1997, the shareholders of the Company approved a change in the Company's articles of incorporation to authorize the issuance of up to 5,000,000 shares of preferred stock.

In May 1997 the Hudson's Grill located on Burnet Road in Austin, Texas, filed a petition for protection under chapter 11 of the U.S. Bankruptcy Code. The case was converted to a chapter 7 liquidation in June. The restaurant was then closed, and the Company has terminated the franchise. Because of increased competition and less than expected sales, the Company's franchisee in Paramus, New Jersey, decided to close the Hudson's Grill food court operation in the Garden State Mall. This was a first time, experimental location inside a shopping mall.

On April 14, 1997, Mark Myers, of Jackson, Michigan, signed a franchise agreement with the Company on behalf of Hudson's Grill of Jackson, Inc., a Michigan corporation. Mr. Myers is a principal of the new franchisee and is building a Hudson's Grill to be opened sometime in the Summer 1998 in Jackson, Michigan. The new location is near the Jackson Regional Airport. This has become the Company's first franchise in Michigan, and it is the first unit based on the Company's new free standing building design.

Pursuant to an exchange of modifications and of notes, the Company has agreed in April 1997 to transfer its note from Famous Bars, Grills, and Cafes of America, Inc. ("Famous"), as payment on the Company's debt to Mr. Travis Bryant. Prior to the exchange of the Famous note as payment in full to Mr. Bryant, the Company canceled $118,221 of the Famous note in exchange for the assignment to the Company by Famous of an additional royalty. The additional royalty consists of two percent of the gross sales made by four franchises formerly owned by Famous. The resulting Famous note was for $1,150,845, and it was used to pay $1,150,845 in obligations owed to Mr. Bryant. This exchange was made effective December 29, 1996, and the Company took a charge of $118,221 against general and administrative expenses for canceling the note.

The Company on January 23, 1997, closed on the sale of its interest in the Hudson's Grill restaurant located in Pomona, California. It sold its interest in the restaurant for $114,200 and sold its liquor license for $6,000. The buyer was Burgers of Diamond Bar, a California general partnership led by Mr. Mike Miller. The buyer assumed the lease and agreed to lease equipment from the Company for $2,500 per month for 96 months. The company received $6,000 at closing and a note for $114,200, payable with interest at the greater of 12% or prime plus two percent. The note is interest only for the first year, and then it will be amortized over the next seven years.


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

Also in December 1996, the Company signed its first international franchise. The franchise, since closed, was located in Guatemala City, Guatemala. The Company also settled a lawsuit against it by an unpaid vendor of a former joint venture.

In August 1996, the Company announced two new franchises to open in the future. The new franchises are to be located in Fullerton, California, and in Santa Clarita, California. Subsequently, the Fullerton franchisee elected not to proceed with the operation of a Hudson's Grill restaurant.

On July 17, 1996, the Company closed on the sale of its Hornblower's restaurant. The sale was pursuant to an agreement for sale signed and announced in 1995.

On May 28, 1996, the Company's shareholders voted to increase the number of authorized common shares in the company to 100,000,000 shares.

On December 15, 1995, the Company signed an agreement with Wenza, Inc., and Jotar, Inc., permitting an annex to an existing franchise location in California.

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

The restaurants have similar operations and offer similar food. The Company plans to expand through adding franchises, and it is again considering building Company owned and operated units. Since the restaurant industry is very competitive, the Company plans to attract loyal patrons by higher levels of service and more exacting specifications for its products.


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


RESTAURANT DEVELOPMENT

HUDSON'S:

In contrast to its past plans to sell all of its directly owned restaurants, the Company plans to construct several Hudson's Grill restaurants in the Dallas, Texas, area to use for demonstration and testing purposes. In addition to these units and the possible purchase and conversion of several other restaurants if funds and credit become available, the Company plans to expand also through adding franchises. An affiliate of the Company signed a lease at the Keystone Park shopping center in Dallas, Texas, to lease a freestanding building to be constructed for the Company by the landlord. The Company would like to have this location open for business by July 1998. The Company has decided to open several Company owned stores for the training of new franchisees and experimentation with menu items, ambience, and service. The new Company owned sites are being planned in response to prospective franchisees who were concerned that the Company was not directly involved with at least several operations so that the Company would know and understand the problems that a franchisee faces. Additionally, the Company would like to accelerate expansion of the Hudson's Grill concept, and it feels that opening Company owned restaurants will help.


FRANCHISE AGREEMENTS

HUDSON'S:

The Company has been issued the trademark registrations for two "Hudson's Grill" logos and for the "Hudson's" name. It has also received registration
of its "Burgers*Shakes*Rock'n Roll" mark.   The Company has secured a permit
from the California Department of Corporations to issue Hudson's Grill franchises in California and uses a Uniform Franchise Offering Circular where permitted. As of December 28, 1997, the Company had eleven (11) franchised restaurants that were in operation. The current standard terms to franchise a restaurant are an initial fee of Twenty Five Thousand Dollars and a royalty of four percent of sales, and require that three percent of sales be used for advertising. For these payments, the Company is obligated to do the following: screen and train potential franchisees, review and approve sites, and provide an operations manual and assistance.


EMPLOYEES AND UNIONS:

At December 28, 1997, the Company employed four (4) persons, who were corporate employees. One of the three employees was employed part-time.

The Company is not a party to any collective bargaining agreements.


ITEM 2. PROPERTIES

At December 28, 1997, the Company and its subsidiaries were the primary lessee under leases for two(2) properties which include its headquarters and one (1) restaurant in the process of being opened. The leases have varying monthly rentals and expiration dates, which range from as short as month to month for its headquarters to up to ten (10) years for Dallas (Richardson), Texas. A majority of leases provide for a rental based on a percentage of gross sales against a minimum rent. As of February 1994, the Company closed its previous headquarters located in Ventura, California, and moved to Dallas, Texas, where it shares space with its majority shareholder.

As the Company opens more Company owned restaurants, it will become primarily liable on more leases. In the future, the Company intends to negotiate shorter initial terms on leases and instead to have multiple options to renew leases in order to limit its exposure to long term lease payments, especially if locations are not successful. This will also enable staying at locations that are successful, but with the exposure of higher rental rates when options for renewals are exercised.

Substantially all of the Company's restaurant equipment is owned by the Company; some is leased to franchisees. Currently, the Company has no real property and has no real estate related investments.


ITEM 3. LEGAL PROCEEDINGS

In March and April 1998, the Company was served with two lawsuits in California. Mr. and Mrs. Daniel Pearstein have sued the Company alleging that they are entitled to recover losses sustained by them while they operated the Hudson's Grill restaurant in Pomona, California. The Company intends to vigorously defend this lawsuit and believes that it has no merit. Additionally, the Company was served with a lawsuit by one of its subsidiaries' former landlord in Westlake, California. A subsidiary of the Company most recently operated a Hudson's Grill restaurant at the site after taking over the operations from several previous owners and operators who had failed at that location. In March 1998 the subsidiary ceased operations at that location and returned the premises and the furniture, fixtures and equipment at that site to the landlord. The Company plans to defend the lawsuit; the landlord has sued the Company alleging that it is a guarantor, among others, of the lease. The Company will probably ask for offsets for the fixtures and equipment left behind for the landlord and for indemnification from the different operators of the site, some or all of whom may not be solvent. It may also deny liability on other legal theories, some of which are untested.


ITEM 4. SUBMISSION OF MATTERS OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company through the solicitation of proxies or otherwise.


                 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock, no par value, is traded in the over-the-counter market and trades under the National Association of Security Dealers ("NASD") symbol "HDSG". It has several bulletin board market makers, but it has no pink sheet market makers. As of March 31, 1998, there were approximately Three Hundred Twenty (320) registered holders of record of the Company's Common Stock (this excludes shareholders whose stock is held by a nominee or in "streetname", because a nominee or streetname holder is counted as one registered shareholder even if a nominee is holding stock for several shareholders). The following table sets forth the reported high and low bid prices of the Common Stock for the periods indicated as regularly quoted by the NASD OTC Bulletin Board. The table does not reflect offer prices. The over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.


FISCAL YEAR ENDED DECEMBER 28, 1997           High       Low
First Quarter ended March 31, 1997            3/32      1/32
Second Quarter ended June 30, 1997            3/32      3/32
Third Quarter ended September 30, 1997        3/32      3/32
Fourth Quarter ended December 28, 1997        3/32      3/32

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


As of March 27, 1998, the closing bid price of the Common Stock was 3/32 of one dollar (nine and 3/8th cents)($.09375). This information was obtained from the Stock Quote provided by "Yahoo" on the Hudson's Grill internet site http://www.hudsonsgrill.com. and from the National Quotation Bureau, LLC, of New York City, New York.


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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

For the year ended December 28, 1997, the Company had a net loss of Three Hundred Ninety-one Thousand One Hundred Ninety-eight Dollars ($391,198). This compares to a net loss of Two Hundred Sixty One Thousand Three Hundred Thirty Four Dollars ($261,334) for the year ended December 29, 1996, and net income of Thirteen Thousand Four Hundred Forty Eight Dollars ($13,448) for the year ended December 31, 1995. The net income for the year ended December 31, 1995, resulted primarily from interest income and a gain on restaurant closures. Three hundred Forty-six Thousand Sixty-seven Dollars ($346,067) of the 1997 losses were attributable to closing restaurants and setting aside a reserve for litigation expenses related to leases at former Hudson's Grills; Forty-five Thousand One Hundred Thirty-one Dollars ($45,131) of the losses are from ongoing operations.

Several years ago the Company began closing poorly performing restaurants and selling the remaining profitable ones. Losses due to restaurant closures amounted to One Hundred Forty-six Thousand Sixty-seven Dollars ($146,067) for the year ended December 28, 1997, but showed a gain of Eighty Six Thousand Seven Hundred Sixty Six Dollars ($86,766) for the year ended December 31, 1995. The gain resulted because in 1995 the Company reached a final settlement on a lease of a closed restaurant in an amount of $86,766 less than had been previously accrued. The loss in 1997 resulted primarily from the write-off of One Hundred Thirty Thousand Seven Hundred Ninety Dollars ($130,790) of equipment and improvements on the Westlake location, which was abandoned in March 1998.

The Company has disposed of almost all of its direct and indirect restaurant operations and is almost solely in the franchising business; beginning in 1997 it is proceeding to build, buy and operate Company owned restaurants, some of which will be used as models and training facilities for future franchisees.


REVENUES

Because the Company was holding its remaining restaurants for sale and those restaurants were operated by third parties under joint venture agreements, it had no sales or expenses from restaurant operations after January 1994, except for portions of each year, during which time the Company operated restaurants that were temporarily taken back from prospective purchasers of the restaurants. The Company continued to record only joint venture revenues for the remaining stores which were operated under joint venture agreements.
These revenues ceased when the last joint venture stores were sold in 1996. The remaining restaurants which were subject to sales contracts, are not operated as joint ventures but are being operated by their prospective purchasers. The prospective purchasers paid royalties and advertising fees even though they were not yet franchisees, and these fees are being accounted for separately from the royalties received from franchisees. This non franchise royalty fee income amounted to Fifteen Thousand Five Hundred Seventy-two Dollars ($15,572) in the year ended December 28, 1997, and were Forty Thousand Four Hundred Fifty Nine Dollars ($40,459) for the year ended December 29, 1996; as the sale of these restaurants is completed, the Company does not expect any future royalties from restaurants under sales contracts, but rather these fees will be accounted for as normal franchising revenues.

Franchise revenues should continue to increase as new franchises are added and as restaurants under sales contracts become franchises (see above). Franchising revenues have increased from Two Hundred Ninety Five Thousand Three Hundred Thirteen Dollars ($295,313) for the year ended December 31, 1995; to Three Hundred Seven Thousand Five Hundred Forty Nine Dollars ($307,549) for the year ended December 29, 1996; to Three Hundred Forty-one Thousand Five Hundred Forty-six ($341,546) for the year ended December 28, 1997. Seventy Four Thousand Three Hundred Seventy Four Dollars ($74,374) of the franchise revenues for the year ended December 31, 1995, were due to one time initial franchise fees of Twenty Five Thousand Dollars ($25,000) per franchise for three new franchises(minus minimal costs); Twenty Thousand Dollars ($20,000) of the franchise revenues for the year ended December 29, 1996, were due to one time initial franchise fees; and Fifty Thousand Dollars ($50,000) of the franchise revenues for the year ended December 28, 1997, were due to one time initial franchise fees.

The rest of the franchise revenues were the result of the weekly continuing royalty fees paid by franchisees. Thus, continuing franchise revenues increased from Two Hundred Twenty Thousand Nine Hundred Thirty Eight Dollars ($220,938) for the year ended December 31, 1995, to Two Hundred Eighty Seven Thousand Five Hundred Forty Nine Dollars ($287,549) for the year ended December 29, 1996, to Two Hundred Ninety-one Thousand Five Hundred Forty-six Dollars ($291,546) for the year ended December 28, 1997.


COSTS AND EXPENSES

Since the Company is and has been selling or closing its restaurants, an analysis of restaurant costs of sales and of restaurant operating expenses is no longer meaningful because almost all of the Company's restaurants have been or are being sold and converted to franchises, or shut down. Restaurant cost of sales have risen from the temporary operating of restaurants held for sale as described above. General and administrative expenses, and the depreciation and amortization expenses for equipment leased to restaurants will continue to be important. General and administrative expenses for the year ended December 28, 1997, decreased to Seven Hundred Four Thousand Nine Hundred Sixty Dollars ($704,960) from Seven Hundred Ninety Eight Thousand Six Hundred Seventy Five Dollars ($798,675) for the year ended December 29, 1996. For the year ended December 31, 1995, general and administrative expenses were Four Hundred Eighty Four Thousand Six Hundred Fifty Six Dollars ($484,656). The decrease in general and administrative expenses during the past fiscal year results from a non-recurring charge to expense of One Hundred Eighteen Thousand Two Hundred Twenty-one Dollars ($118,221) in 1996 for the reduction of a note receivable from Famous Bars, Grills and Cafes of America, Inc. The increase in general and administrative expenses from the year ended December 31, 1995, to the year ended December 29, 1996 were the result of increases in franchising activities (e.g., an increase of $39,464 in supplies and advertising), bad debts (e.g., $54,860 in royalties and interest owed by restaurants), the reduction in the Famous Bars, Grills and Cafes of America, Inc. note ($118,221), and contract services (increased by $74,459).

Under an oral agreement which ended December 31, 1997, the Company was paying for a consultant whose job it was to increase the number of franchises and to monitor the franchisees' restaurant operations. Moreover, the consultant was responsible for supervising most management and administrative functions of the Company. The consultant has continued to work for the Company, but will only be paid a portion of the franchise fees paid by new franchisees signed by the consultant. This portion of general and administrative expenses is likely to decrease in the future as the Company returns to building new restaurants, and as the Company has less fixed expenses related to the terminated consulting agreement.

Depreciation and amortization, which for the year ended December 28, 1997, was Thirty-two Thousand Eight Hundred Ninety-three Dollars ($32,893); for the year ended December 29, 1996, was Fifty Eight Thousand Three Hundred Seventy One Dollars ($58,371); and was Eighty Seven Thousand One Hundred Forty Seven Dollars ($87,147) for the year ended December 31, 1995, has decreased to the extent that furniture, fixtures and equipment have been sold to the purchasers of the Company's restaurants, to the extent restaurants have been closed and written off and to the extent that current furniture, fixtures and equipment age. This expense will increase in the future as the Company builds and operates its own restaurants.

Interest expense has decreased significantly since the year ended December 31, 1995. The Company recorded interest expense of Six Hundred Seventy-to Dollars ($672) for the year ended December 28, 1997, Ninety Six Thousand Seven Hundred Thirty Four Dollars ($96,734) for the year ended December 29, 1996, and One Hundred Four Thousand Two Hundred Twenty Dollars ($104,220) in the year ended December 31, 1995. A large part of the decrease resulted from the exchange of notes owed to the Company to pay off obligations owed to Mr. Travis Bryant. The Company had only one remaining note payable after that exchange, for $35,542, which was repaid in 1997.

Interest income has decreased significantly since the year ended December 31, 1995 for the same reason that interest expense has decreased. The Company received interest income of Eighty-one Thousand Nine Hundred Fifty-four Dollars ($81,954) in the year ended December 28, 1997. It received interest income of One Hundred Eighty Thousand One Hundred Thirty Five Dollars ($180,135) during the year ended December 29, 1996; this compares to One Hundred Seventy Six Thousand Seven Hundred Thirty Dollars ($176,730) in interest income for the year ended December 31, 1995. Thus, the net interest income (interest income minus interest expense) has remained somewhat stable. In the year ended December 28, 1997, it was Eighty-one Thousand Two Hundred Eighty-two Dollars ($81,282); it was Eighty Three Thousand Four Hundred one Dollars ($83,401) for the year ended December 29, 1996, and it was Seventy Two Thousand Five Hundred Ten Dollars ($72,510) for the year ended December 31,1995.


LIQUIDITY AND CAPITAL RESOURCES

At December 28, 1997, the Company had a negative working capital of Six Thousand Eight Hundred Thirteen (-$6,813) as compared to a positive working capital of One Hundred Seventeen Thousand Four Hundred Twenty Eight Dollars ($117,428) at December 29, 1996, and One Hundred Ninety Five Thousand Five Hundred Six Dollars ($195,506) at December 31, 1995. The decrease is largely due to a substantial increase in current liabilities. The increase in current liabilities was largely the result of a substantial increase in accrued liabilities to set up a reserve for potential litigation expenses involving leases of former Hudson's Grills.

After the Company has sold most or all of its restaurants, changes in its liquidity and capital will depend mostly on initial franchise fees and from continuing royalty fees received from franchisees using the Company's trademark and restaurant concept, rather than on equipment leasing, which should remain stable for the next several years. As the Company resumes building restaurants, its liquidity and working capital will again become more dependent on revenue from direct restaurant operations.

The Company received One Hundred Sixteen Thousand Eight Hundred Twenty One Dollars ($116,821) in net cash proceeds from the sale of restaurants in the year ended December 29, 1996, and Twelve Thousand One Hundred Eighty Two Dollars($12,182) in net cash proceeds from the sale of restaurants in the year ended December 31, 1995. The Company received no cash proceeds in 1997 from the sale of restaurants since most of the remaining sales of restaurants are to a large extent being financed by the Company with notes and leases covering furniture, fixtures and equipment. To the extent that the purchasers of the remaining restaurants pay their notes and their lease obligations on a timely basis, the Company's cash resources and liquidity will increase.

In January 1994, the Company reached a tentative agreement with its largest secured creditor to reduce and restructure the secured debt owed to the creditor and certain other related liabilities owed to him. As part of this agreement, the Company loaned money to an entity formerly affiliated with the creditor, and received a note in return (the "FGA Note"). The scheduled payments on the "FGA Note" were approximately equal to the amounts payable to the secured creditor under the restructured credit agreement, and payments not received on the "FGA Note" would be used to offset payments on the note payable to the secured creditor. This arrangement would help reduce the future cash requirements of the Company. The revision of the credit agreement was finalized and completed on June 28, 1994.

In 1995, the company formerly affiliated with the secured creditor formally requested and obtained from the Company a modification of the FGA Note; the Company was to forego payments until February 1996, at which time the entire amount of unpaid principal and interest would be amortized at 8% over ten years. Correspondingly, the Company began to exercise its right of offset on its note payable to the secured creditor. The Company was assigned several notes receivable with an aggregate face value of One Million One Hundred Ninety Nine Thousand Dollars($1,199,000) as additional collateral in connection with this note modification.

On December 29, 1996, the Company agreed to reduce the FGA note by One Hundred Eighteen Thousand Two Hundred Twenty One Dollars ($118,221) in exchange for the transfer of an additional two percent (2%) in royalty fees from four Hudson's Grill restaurants sold by it since 1995 (one of the restaurants has since been closed). The reduced FGA Note was then exchanged with the secured creditor as full payment of the Company's obligations to the secured creditor. This arrangement improved cash flow by the amount of additional royalties received from the three Hudson's Grills formerly owned by FGA.

Until the Company opens or buys other Hudson's Grills, as the Company sells its remaining interests in restaurants and as these restaurants are paid off, the Company's revenues will become more dependent on initial franchise fees and on royalty fees from franchised restaurants that are opened, all of which are currently located in California and Texas.

In January 1997, the Company sold its Pomona, California, restaurant and received a note receivable of $114,200 and a lease receivable of $240,000.
The Company may repossess this location, which is delinquent in its obligations to the Company as of December 28, 1997. The Company's net investment in this note receivable is approximately $33,000 as of December 28, 1997. The Company believes the restaurant is a sufficiently profitable location to allow it to recoup its investment should it need to foreclose.

During 1996 in connection with the sale of its Oxnard, California, restaurant, the Company received a note receivable of $282,086 and a lease receivable of $450,000. The note and lease receivable were re-negotiated during 1996.

A note and lease receivable in the total amount of $195,000 received on account of the sale of the Westlake, California Hudson's Grill, were foreclosed upon by a the Company and the location repossessed. This restaurant was resold, and was again repossessed, and in 1998, the location was closed by a subsidiary of the Company. The Westlake landlord has recently filed a lawsuit against the Company, alleging that the Company is a guarantor of the lease, and asking for unpaid future rent (see Legal Proceedings). The Company's liquidity and resources will be drained to the extent that the Company has to pay to defend and/or settle this lawsuit. A similar occurrence with a Whittier, California, landlord may also drain liquidity and resources.

The effects of inflation on the Company are minimal on the Company; however, the recent rise in the minimum wage has affected franchisees and as a result the Company has raised the prices charged for various menu items. To the extent that the Company owns and opens new restaurants, the increase in minimum wage will reduce the Company's profitability unless the increased menu prices produce an increase in revenues equal to or more than the increase in labor costs.

The Company does not sustain much seasonal volatility in revenues since its franchisees are dispersed geographically and climactically.

Since the Company does not rely heavily on computer software and processing to run its business, problems with changing software to accommodate the year 2000 and years thereafter are not likely to have an impact on the Company.

ITEM 7. FINANCIAL STATEMENTS

Attached following Item 13.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
ACCOUNTING AND FINANCIAL DISCLOSURE

Incorporated by reference from the Proxy Statement (the "Proxy
Statement") to shareholders relating to the annual meeting to be held May 29, 1998.


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

Independent Auditor's Reports.

Consolidated Balance Sheets - As of December 28, 1997, and
December 29, 1996

Consolidated Statements of Operations - Years ended December 28, 1997, December 29, 1996, and December 31, 1995.

Consolidated Statements of Shareholders' Equity (Deficiency)
- For the Period from January 2, 1995, through December 28,
1997.

Consolidated Statements of Cash Flows - Years ended December 28, 1997, December 29, 1996, and December 31, 1995.

Notes to Financial Statements.


There are no exhibits.

(b)  Reports on Form 8-K

The Company filed two Forms 8-K during the last quarter of the fiscal year ending December 28, 1997.

1. December 19, 1997. The Company announced that it had agreed in principle with Kirk, Inc., for a new franchise to be located in the Reno, Nevada, area. Kirk, Inc.'s principal owners are George Matthews and Kirk Neiderhaus, who currently operate a jet ski and para sailing business on Lake Tahoe, Nevada. Kirk, Inc., plans to build a freestanding Hudson's Grill restaurant and to open it in late 1998.

2. December 15, 1997. The Company formed a new subsidiary called Hudson's Grill International, Inc. ("International"), and as of December 1, 1997, most of the Company's assets were transferred to the new subsidiary; the only liabilities that International assumed were those associated with the operation of its headquarters in Dallas, Texas. The subsidiary is incorporated in Texas; the assets that formerly were operated by the Company essentially have been transferred to the new subsidiary.


               SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         (Registrant) HUDSON'S GRILL OF AMERICA, INC.

               By:

                    David Osborn, President


               Date: May 5,1998



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature           Title                        Date


DAVID L. OSBORN     Chairman of the
                    Board and Chief
                    Executive Officer
                    and Director


ROBERT W. FISCHER   Director



THOMAS SACCO        Sr. V.P., and Director


f\sec\980408.O01




INDEPENDENT AUDITOR'S REPORT

HUDSON'S GRILL OF AMERICA, INC.

CONSOLIDATED FINANCIAL STATEMENTS AND
INDEPENDENT AUDITOR'S REPORT

FOR THE PERIODS ENDED

DECEMBER 28, 1997, DECEMBER 29, 1996, AND DECEMBER 31, 1995







                      INDEPENDENT AUDITOR'S REPORT



Board of Directors
Hudson's Grill of America, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Hudson's Grill of America, Inc. and subsidiaries as of December 28, 1997 and December 29, 1996, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the periods ended December 28, 1997, December 29, 1996, and December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson's Grill of America, Inc. and its subsidiaries as of December 28, 1997 and December 29, 1996, and the results of their operations and their cash flows for the periods ended December 28, 1997, December 29, 1996, and December 31, 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and currently has a shareholders' deficit and certain contingent liabilities, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainity.




Hein + Associates llp
Certified Public Accountants


March 9, 1998
Dallas, Texas

            HUDSON'S GRILL OF AMERICA, INC.CONSOLIDATED BALANCE SHEETS

                                 ASSETS

                                            December 28, December 29,
                                              1997         1996

CURRENT ASSETS:

Cash and cash equivalents                     $ 42,401   $ 78,680

Accounts receivable, net of allowance
 for doubtful accounts of $49,000
 and $22,907, respectively                      69,830     66,165

Current portion of notes and leases
 receivable                                    100,000    121,055

Prepaid expenses and other                      23,185     16,492
                                              ________  _________
  Total current assets                         235,416    282,392


PROPERTY AND EQUIPMENT, at cost:

Leasehold improvements                           2,969    614,706

Restaurant equipment                            33,378    518,674

Furniture and fixtures                           5,851    188,507
                                              ________  _________
  Total property and equipment                  42,198  1,321,887

Less accumulated depreciation and
 amortization                                   (7,030)(1,080,338)
                                              ________  _________
  Property and equipment, net                   35,168    241,549

LONG-TERM PORTION OF NOTES AND LEASES
RECEIVABLE, net allowance of $33,000 in 1997   791,858    748,222

LIQUOR LICENSES, net of accumulated
amortization of $30,000                         30,815     45,186
and $30,000, respectively

OTHER ASSETS
                                                23,463     34,711
                                             _________   _________
  Total assets                             $ 1,116,720 $ 1,352,060


             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Current portion of long-term debt             $  -        $ 35,542

Accounts payable                               40,886       46,922

Accrued liabilities                           201,343       82,500
                                            _________    _________
  Total current liabilities                   242,229      164,964


OTHER LONG-TERM LIABILITIES                   206,494      293,908


DEFERRED INCOME                               778,367      612,360


COMMITMENTS AND CONTINGENCIES (Note 4)


SHAREHOLDERS' EQUITY (DEFICIT):

Preferred stock, 5,000,000 shares
 authorized, none issued or                     -            -
 outstanding

Common stock, no par value, 100,000,000
 shares authorized,                         4,456,457    4,456,457
 6,056,986 shares issued
 and outstanding

Accumulated deficit                        (4,566,827)  (4,175,629)
                                            _________    _________
  Total shareholders' equity (deficit)       (110,370)     280,828
                                            _________    _________
  Total liabilities and
    shareholders' equity (deficit)        $ 1,116,720  $ 1,352,060

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Periods Ended

                              December 28, December 29, December 31,
                                1997         1996         1995
                               ___________________________________

REVENUES:

Net sales                       $ 226,009   $ 109,806 $ 592,316

Joint venture revenues             -          107,662   171,606

    Franchising fees from
restaurants under                  15,572      40,459     -
  sales contracts

Franchising revenues              341,546     307,549   295,313

Equipment lease income
                                   77,776      51,439    63,989

Gain on sales of restaurants       67,938      -         21,777

Gain on restaurant closures        -           -         86,766

Other
                                   66,161      67,773    13,317
                                  _______________________________

Total revenues                    795,002     684,688   1,245,084


COST AND EXPENSES:

Cost of sales                     183,562     158,111   732,343

General and administrative        704,960     798,675   484,656

Provision for litigation
 expenses                         200,000        -         -

Depreciation and amortization      32,893      58,371    87,147

Loss on sales of restaurants         -         14,266      -

Loss on restaurant closures       146,067        -         -
                               __________________________________

Total costs and expenses
                                1,267,482   1,029,423   1,304,146


Loss from operations             (472,480)   (344,735)  (59,062)

OTHER INCOME (EXPENSE):

Interest expense                     (672)    (96,734) (104,220)


Interest and dividend income
                                   81,954     180,135   176,730
                               ____________________________________

Total other income (expense)
                                   81,282      83,401    72,510



NET INCOME (LOSS)              $ (391,198) $ (261,334) $ 13,448
                               ____________________________________

BASIC AND DILUTED NET INCOME
(LOSS) PER SHARE                   $ (.06)     $ (.04)   $ -


HUDSON'S GRILL OF AMERICA, INC.CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (DEFICIT)

      For the Period from January 2, 1995 through December 28, 1997


                             Common Stock        Accumulated
                          Shares     Amount      Deficit     Total

BALANCES, January 2,
 1995                  6,056,986 $4,456,457     $(3,927,743) $528,714

Net income                     -        -            13,448    13,448
                       _________ __________     ___________  ________

BALANCES, December 31,
 1995                  6,056,986  4,456,457      (3,914,295)  542,162

Net loss                    -        -             (261,334) (261,334)
                       _________  _________      __________   _______

BALANCES, December 29,
 1996                  6,056,986  4,456,457      (4,175,629)  280,828

Net loss                    -          -           (391,198) (391,198)
                       ________   _________       _________   _______

BALANCES, December 28,
 1997                 6,056,986  $4,456,457     $(4,566,827) $(110,370)

HUDSON'S GRILL OF AMERICA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Periods Ended

                                       December 28, December 29, December 31,
                                          1997         1996         1995

                                        __________________________________

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                     $ (391,198) $ (261,334) $ 13,448

Adjustments to reconcile net income
(loss) to net cash

used by operating activities:

Depreciation and amortization              32,893      58,371    87,147

(Gain) loss on sales and closures of       78,129      14,266   (108,543)
       restaurants

Provision for bad debts                    33,000      -         -

Changes in assets and liabilities:

Accounts receivable                        (3,665)   (113,584)   (57,715)

Prepaid expenses and other                 (6,694)        218    (11,865)

Accounts payable                           (6,836)      9,493     36,756

Accrued liabilities and other
                                           53,644      61,935   (314,674)

Net cash used by operating activities    (210,727)   (230,635)  (355,446)
                                        __________________________________



CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment       (15,234)    (14,012)     -

Net proceeds from sales of assets          -          116,821     12,182

Notes receivable principal payments       179,207     160,123    124,204

Leases receivable principal payments       34,769      85,006    101,300

Decrease in other assets
                                           11,248      -          24,409

Net cash provided by investing
 activities                               209,990     347,938    262,095
                                        __________________________________



CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable                -           -          40,000

Repayments of notes payable               (35,542)    (86,918)  (141,104)

Buydown of franchise fees
                                               -       -         150,000


Net cash provided (used) by
 financing activities                     (35,542)    (86,918)    48,896

NET INCREASE (DECREASE) IN CASH AND
CASH                                      (36,279)     30,385    (44,455)
EQUIVALENTS

CASH AND CASH EQUIVALENTS, beginning
of period                                  78,680      48,295     92,750

CASH AND CASH EQUIVALENTS, end of period $ 42,401    $ 78,680   $ 48,295

SUPPLEMENTAL CASH FLOW INFORMATION -
Interest paid                               $ 672    $ 96,734  $ 103,714



                               -Continued-
                     HUDSON'S GRILL OF AMERICA, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     HUDSON'S GRILL OF AMERICA, INC.

            CONSOLIDATED STATEMENTS OF CASH FLOWS, continued


     SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:

Year Ended December 28, 1997

     In connection with the sale of a restaurant, the Company received a note receivable of $114,200 and a lease receivable of approximately $155,000.

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



1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Hudson's Grill of America, Inc. (the "Company") franchises and previously owned and operated full-service restaurants, primarily in Southern California and Texas. As of December 28, 1997, the Company has eleven franchised restaurants. Additionally, it owns two restaurants, both of which were closed in early 1998. In December 1997, the Company began construction of a training store in Richardson, Texas that will be owned and operated by a subsidiary of the Company. In January 1998, the Company took over the operations of one of the franchised restaurants.

  The consolidated financial statements include the Company and its wholly-owned subsidiaries, Equipco, Inc., Hudson's Grill of
  Whittier, Inc., Hudson's Grill International, Inc., and Hudson's Grill of Richardson, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

  Restaurants Held for Sale
  As of December 28, 1997, the remaining restaurant held for sale was operated pursuant to a sales agreement with a prospective purchaser. The Company has ceased recording operating revenues and expenses on the restaurant location, but records franchising and advertising fees from the restaurant under a sales contract and equipment rental fees (see Note 8). The assets of the restaurant held for sale were primarily property and equipment and a liquor license.
This location was closed in early 1998 and the related net
  assets were expensed as loss on restaurant closures as of December 28, 1997 (see Note 4). Previously, certain restaurants held for sale were operated under joint venture agreements with prospective purchasers.

  Cash and Cash Equivalents
  Cash and cash equivalents for purposes of reporting cash flows consist of cash and short-term investments purchased with an original maturity of three months or less.

  Non-Current Assets
  Predominantly all of the Company's property and equipment was leased under operating leases to prospective purchasers at
  December 28, 1997 and December 29, 1996. Depreciation of property and equipment is recognized using the straight-line method over the estimated lives of the assets (generally five to seven years). Amortization of leaseholds is recognized using the straight-line method over the shorter of the initial term of the respective lease or the service life of the leased asset.

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

  Income (loss) per share
  Income (loss) per share is calculated in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per
  Share". Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share takes common equivalent shares into consideration. However, common equivalent shares are not considered if their effect is antidilutive. Common stock equivalents consist of outstanding stock options and warrants. Common stock equivalents are assumed to be exercised with the related proceeds used to repurchase outstanding shares except when the effect would be antidilutive. Common equivalent shares were antidilutive in the periods ended December 28, 1997, December 29, 1996 and
  December 31, 1995.

  The weighted average number of shares outstanding used in the income (loss) per share computation was 6,056,986 for each of the periods ended December 28, 1997, December 29, 1996 and December 31, 1995.

  Impact of Recently Issued Pronouncements
  Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements.

  Statement 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

  Continued Operations
  The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred recurring losses from operations and has a shareholders' deficit of $110,310 as of December 28, 1997. In addition, the Company has significant contingent liabilities for future lease payments on closed restaurant locations as described in
Note 4. These issues raise substantial doubt of the Company's ability to continue as a going concern. Management of the Company intends to open Company owned restaurant
  locations and continue to sell franchises in an attempt to improve operating results. They also believe the contingent lease liabilities can be settled without a significantly adverse effect on the Company.

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

  Franchising revenues consisted of:

                                PERIODS ENDED
                     ___________________________________
                     DECEMBER 28,DECEMBER 29, DECEMBER 31,

                     1997        1996          1995

                     ____________________________________



INITIAL FRANCHISE
REVENUES              $ 50,000    & 20,000    $ 74,375

CONTINUING
FRANCHISE REVENUES     291,546     287,549     220,938


    TOTAL FRANCHISE
       REVENUES      $ 341,546   $ 307,549   $ 295,313


  In November 1995, the Company received $150,000 from a franchisee to prepay franchise fees. The Company recorded the amount received as deferred income and will amortize it to income over the life of the agreement. The balance at December 28, 1997 is $113,520.

3.   NOTES AND LEASES RECEIVABLE

  At December 31, 1995 the Company had a note receivable with a balance of $1,199,114 from its Texas franchisee. A principal shareholder of the Company owns an interest in this entity, and Travis L. Bryant , a former director, owned an interest in this entity until 1994. An offset agreement existed in which the Company could offset any past due amounts on the note against a note payable to Mr. Bryant. During 1996, the balance of the note and related accrued interest was reduced by $118,221 and the Company entered into an agreement with Mr. Bryant whereby the Company assigned its interest in the reduced note to Bryant in full satisfaction of the note payable to him. The reduction of the balance of the note receivable and accrued interest of $118,221 was charged to expense in 1996. In exchange for the note reduction, the Texas franchisee assigned a 2% royalty interest in the sales of certain restaurants to the Company.

  In connection with the sale of restaurants in the period ended January 2, 1994, the Company received a note for $490,000 with annual installments of principal and interest at prime plus 2% due over five years. The balance of the note at December 29, 1996 was $118,486.  The note was repaid in 1997.

  In connection with the sale of a restaurant in the period ended January 1, 1995, the Company received a note for $262,800. The note bears interest at a rate equal to the greater of prime plus 2% or 9%, adjusted on a quarterly basis. Payments of interest only were required for one year, after which ninety-six monthly payments are required in amounts necessary to amortize the remaining principal balance of the note. The balance of the note receivable at December 28, 1997 and December 29, 1996, was $235,272
  and $250,300, respectively.

  In connection with the sale of a restaurant in the period ended December 29, 1996, the Company received a $294,000 note which bears interest at 10.25%. The note requires annual installments of principal and interest of $76,800 due over four years and a final payment of $76,655. The balance of the note receivable at December 28, 1997 and December 29, 1996 was $234,507 and
  $278,245, respectively.

  In connection with the sale of a restaurant in the period ended December 28, 1997, the Company received a $114,200 note which bears interest at the greater of prime plus 2% or 12%. Payments of interest only are required for one year, after which ninety-six monthly payments are required in amounts necessary to amortize the remaining principal balance of the note. The balance of the note was $114,200 at December 28, 1997.

  Each of the notes that arose from the sales of the various restaurants referred to above are collateralized with certain assets of those restaurants.

  The Company also leased the restaurant equipment to the purchasers of the restaurants sold in the periods ended December 28, 1997 and January 1, 1995. The leases have been classified as sales-type leases. The net carrying value of the leases receivable at
  December 28, 1997 and December 29, 1996 is $340,879 and $207,697,
  respectively.

  Future lease payments required under these agreements are as follows:

  Due in fiscal periods ending:


January 3, 1999                    $ 78,000

January 2, 2000                      78,000

December 31, 2000                    78,000

December 30, 2001                    78,000

December 29, 2002                    78,000

Thereafter                          173,686
                                   ________
Total                               563,686

Less amount representing
 unearned interest                 (222,807)
                                   ________

                                  $ 340,879

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

  The following is a summary by periods of future minimum lease payments on the restaurant locations:

  Fiscal period ending:

January 3, 1999                 $  272,384

January 2, 2000                    313,790

December 31, 2000                  313,790

December 30, 2001                  330,280

December 29, 2002                  330,280

Thereafter                       3,427,475



Total minimum lease payments  $  4,987,999

  In addition to the leases discussed above, the Company has assigned to the purchasers the leases of buildings for eight restaurants previously sold. The Company is secondarily liable for the lease payments on these restaurants should the purchasers not fulfill their responsibility under the leases. The future lease payments for these restaurants total approximately $8,660,000 at December 28,
  1997. In addition, the Company may be secondarily liable under other leases for restaurants sold in prior years.

  Total rental expenses for operating leases were $19,129, $28,892, and $31,483 for the periods ended December 28, 1997, December
  29, 1996, December 31, 1995, respectively.

  Subsequent to December 28, 1997, the Company closed its Westlake and Whittier locations and ceased paying rent under the related lease agreements. The Company recorded a loss on the restaurant closures as of December 28, 1997 of $160,790, which represented the book value of the restaurant equipment that was forfeited to the landlords. However, the Westlake and Whittier lease agreements do not expire until the years 2010 and 2011, respectively, and the remaining payments under the lease agreements are approximately $2,200,000 and $1,600,000, respectively. The landlord for the Westlake location has filed a lawsuit against the
  Company to attempt to recover any losses it may incur. A lawsuit on the Whittier location has not yet been filed but is considered likely. The Company and its legal counsel believe the Company has several courses of action to mitigate any additional liability under the lease agreements, but that the additional liability could range up to a total in excess of $1,000,000 for the two leases. The total future lease payments under these leases are included in the future minimum lease payment schedule above. Also, in March
  1998, a former franchisee initiated an action against the Company claiming damages related to losses sustained by the franchisee as a result of a restaurant location operated under a joint venture agreement with the Company. The damages claimed by the franchisee are between $140,000 and $350,000, plus punitive damages. The Company believes the lawsuit to be without merit and intends to vigorously defend itself against the action. The amount of loss, if any, as a result of these three matters cannot presently be determined, however, a provision for litigation expenses of $200,000 has been accrued in the accompanying financial statements.

5.   LONG-TERM DEBT

  Long-term debt at December 29, 1996 consisted of a note payable with a balance of $31,230 that was repaid in 1997.


6.   INCOME TAXES

  There was no income tax provision in 1997, 1996 and 1995 due to the net loss in 1997 and 1996 and the application of tax net operating loss carryforwards in 1995.

  Deferred income taxes are provided for temporary differences between income tax and financial reporting as of December 28, 1997 and December 29, 1996 as follows:

                                   December 28, December 29,

                                     1997         1996
                                   ________________________

Deferred tax asset:

   Depreciation                    $ 165,000  $ 137,000

   Net operating loss                231,000    197,000

   Accrued settlement                 -          27,000

   Deferral income and rent          251,000    171,000

   Valuation allowance              (647,000)  (532,000)

                                    $          $
                                        -           -


  At December 28, 1997, the Company had net operating loss (NOL) and investment tax credit carryforwards for Federal income tax purposes of approximately $930,000 and $180,000, respectively. Use of these carryforwards (with the exception of approximately $760,000 of the NOL carryforward) are limited.

7.   SHAREHOLDERS' EQUITY AND STOCK-BASED COMPENSATION

  Preferred Stock
  The Company is authorized to issue up to 5,000,000 shares of preferred stock. It can be issued with rights and preferences as determined by the Company's board of directors.

  Stock Option Plans
  The Company has an incentive stock option plan ("ISO") which provides for the issuance of options to officers, directors and employees to purchase up to 825,000 shares of the Company's common stock. Options are exercisable at prices equal to the fair market value of common stock at the grant date, vest 20% annually and expire generally within five years. The Company also has a Directors' Stock Option Plan ("DSO"). This plan provides for the issuance of up to 200,000 shares of stock to non-employee directors in increments of 10,000 shares every two years. Options will be issued at the average of the closing bid-ask price on the date of the grant. No options were outstanding as of December 28, 1997, December 29, 1996, or December 31, 1995 under either plan.

  Other Options and Warrants
  In connection with a transaction with another company in 1991, the Company issued a warrant to acquire 100,000 shares of the
  Company's common stock at $1.00 per share. This warrant expired unexercised on January 1, 1996.

  In January 1994, in connection with a debt restructuring agreement, the Company issued warrants to a former director. The warrants are exercisable for 4,000,000 shares of common stock at $.0625 per share and expire in 2004. The exercise price approximated the market value of the stock at the time of grant. None of the warrants had been exercised as of December 28, 1997.
  During 1995, the Company granted options to an officer to purchase 400,000 shares of common stock with 100,000 shares vesting each year from 1995 to 1998. The exercise price is the market price at time of vesting. The exercise prices of the shares vested in
  1997, 1996 and 1995 are $.14, $.17 and $.11 per share, respectively. All the options expire, if not exercised, in May 2003. During
  1997, the final 100,000 options due under this agreement were canceled.

  The following table summarizes the option and warrant activity for the years ended December 28, 1997, December 29, 1996 and
  December 31, 1995:

                December 28,         December 29,       December 31,
                 1997                   1996               1995


                         Weighted             Weighted            Weighted
                         Average              Average             Average
               Number    Exercise   Number    Exercise  Number    Exercise
               of Shares Price      of Shares Price     of Shares Price


Outstanding,
beginning of
year           4,200,000 .07        4,200,000  .09      4,100,000  .09
Granted to
 officer
 and director    100,000 .14          100,000  .17        100,000  .11
Expired            -      -         (100,000)  1.00          -      -

Exercised          -      -            -        -            -      -

                ____________        ______________        ____________

Outstanding,   4,300,000 .07        4,200,000  .07      4,200,000  .09
end of year

  As of December 28, 1997, 4,300,000 options and warrants were exercisable. If not previously exercised, warrants and options outstanding at December 28, 1997 will expire as follows:

Period          Number of     Weighted Average
Ending          Shares        Exercise Price


 2003           300,000      .14
 2004         4,000,000      .06
              __________________
              4,300,000      .07


  The weighted average exercise price equaled the market price for all warrants and options granted during the periods ended
  December 28, 1997, December 29, 1996 and December 31, 1995.

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


                                    Period Ended

                        December 28,   December 29,     December 31,
                           1997           1996             1995

Net income (loss)

As reported               $(391,198)     $(261,334)         $13,448
Pro forma                  (399,558)      (276,334)           3,448

Net income (loss) per
common share

As reported                  $ (.06)        $ (.04)             -
Pro forma                      (.06)          (.05)             -

  The fair value of the options granted in 1997, 1996 and 1995 were estimated on the date of vesting using the Black-Scholes option-
  pricing model with the following weighted assumptions:


                                  Period Ended

                           December 28,  December 29,  December 31,
                             1997          1996          1995

Expected volatility           132.3%      116.3%      113.7%
Risk-free interest rate       5.75%       6.25%       6.25%
Expected dividends            -           -           -
Expected terms (in years)     6           7           8


8.   RESTAURANT SALES AND CLOSURES

  During the period ended December 28, 1997, the Company sold one restaurant and initially recorded a deferred gain of $252,284, to be amortized into income over the terms of the related note and lease receivable (see Note 3). Additionally, as described in Note
  4, the Company closed the Westlake and Whittier locations in March 1998 and recorded a loss on restaurant closure of $160,790 as of December 28, 1997.

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


9.   RELATED PARTY TRANSACTIONS

  During the period ended December 28, 1997, the Company incurred fees of $69,000 for legal services provided by a law firm associated with a director of the Company.

10.   FINANCIAL INSTRUMENTS

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

  At December 28, 1997, accounts receivable totaled $69,830, net of an allowance for doubtful accounts of $49,000. The Company does not require collateral for accounts receivable, but performs periodic credit evaluations on its customers' financial condition and believes that the allowance for doubtful accounts is adequate.

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

  At December 28, 1997, cash, accounts receivable and accounts payable have fair values that approximate book values based on their short term or demand maturity. The fair values of notes receivable and notes payable are based on estimated discounted cash flows. The fair values of these instruments approximate book values at December 28, 1997.