Form 10QSB
period 1998-03-31
HUDSONS GRILL OF AMERICA INC
filed 1998-05-15
CIK 729545

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 1998

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

                         PART I  FINANCIAL INFORMATION

   Item 1.  Financial Statements


                      HUDSON'S GRILL OF AMERICA, INC.

                       CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                              ASSETS

                                          March 31,    December 28,
                                            1998           1997

CURRENT ASSETS:
  Cash and cash equivalents             $    65,211     $    42,401
  Accounts receivable, net of allowance
    for doubtful accounts of $47,425
    and $49,000 respectively                 43,506          69,830
  Current portion of notes and leases
    receivable                              100,000         100,000
  Prepaid expenses and other                 38,531          23,185

       Total current assets                 247,248         235,416

PROPERTY AND EQUIPMENT, at cost:
  Leasehold improvements                      3,986           2,969
  Restaurant equipment                       33,678          33,378
Furniture and fixtures                        5,851           5,851

       Total property and equipment          43,515          42,198

  Less accumulated depreciation
    and amortization                         (8,728)         (7,030)

       Property and equipment, net           34,787          35,168


LONG TERM PORTION OF NOTES
  AND LEASES RECEIVABLE, net of
  allowance for doubtful accounts
  of $33,000 and $33,000 respectively       775,865         791,858

LIQUOR LICENSES-net of
  accumulated amortization
  of $31,500 at March 31, 1998
  and $30,000 at December 28, 1997           28,500          30,815

OTHER ASSETS                                 17,318          23,463
      Total assets                      $ 1,103,718     $ 1,116,720


                      HUDSON'S GRILL OF AMERICA, INC.

                       CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)


                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                              March 31,  December 28,
                                                1998          1997


CURRENT LIABILITIES:
  Accounts payable                          $   74,527     $   40,886
  Accrued liabilities                          217,124        201,343

    Total current liabilities                  291,651        242,229

LONG-TERM DEBT

OTHER LONG-TERM LIABILITIES                    179,645        206,494

DEFERRED INCOME                                762,881        778,367

COMMITMENTS AND CONTINGENCIES
   (Note 4)

SHAREHOLDERS' EQUITY:
  Preferred stock, 5,000,000
    shares authorized, none
    issued or outstanding
  Common stock, no par value
     100,000,000 shares authorized
     6,056,986 shares issued and
     outstanding                             4,456,457      4,456,457
  Accumulated deficit                       (4,586,916)    (4,566,827)
    Total shareholders' equity                (130,459)      (110,370)

    Total liabilities and
      and shareholders' equity              $1,103,718     $1,116,720







                      HUDSON'S GRILL OF AMERICA, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME
                                (UNAUDITED)

                                           For the three months ended
                                           March 31,        March 31,
                                             1998            1997

REVENUES:
  Net sales                              $   226,745      $
  Franchising fees from restaurants
    under sales contracts                                       8,093
  Franchise revenues                          82,974           75,988
  Equipment lease income                      12,515           16,812
  Gain on sales of restaurants                11,423           16,103
  Other income                                16,330           16,471
    Total revenues                           349,987          133,467

COSTS AND EXPENSES:
  Cost of sales                              235,549
  General and administrative                 139,014          134,234
  Depreciation and amortization                3,280            8,299
    Total costs and expenses                 377,843          142,533

    Income (loss) from operations            (27,856)          (9,066)

OTHER INCOME (EXPENSE):
  Interest expense                                               (566)
  Interest income                              7,767           20,357
    Total other income (expense)               7,767           19,791


INCOME (LOSS) BEFORE INCOME TAXES            (20,089)          10,725

Provision for income taxes

NET INCOME (LOSS) AND
 COMPREHENSIVE INCOME (LOSS)             $   (20,089)     $    10,725

INCOME (LOSS) PER SHARE
 Basic and diluted net income
 (loss) and comprehensive
 income (loss) per share                 $     (.003)     $      .001



                      HUDSON'S GRILL OF AMERICA, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOW

                                           For the three months ended
                                            March 31,       March 31,
                                             1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $  (20,089)    $   10,725
  Adjustments to reconcile net income
   (loss) to net cash used by operating
   activities:
     Depreciation and amortization             3,280          8,299
     (Gain) loss on sales and closures
       of restaurants                        (11,424)       (16,103)
  Changes in assets and liabilities:
     Accounts receivable                       5,129         29,829
     Prepaid expenses and other                1,292            758
Accounts payable                              33,641        (32,305)
     Accrued liabilities and other            (1,819)       (59,143)
       Net cash provided (used)
       by operating activities                10,010        (57,940)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of assets                            4,634
  Notes receivable principal payments          7,337         37,106
  Leases receivable principal payments         7,385         17,923
  Fixed assets and other                      (1,922)
      Net cash provided (used) by
      investing activities                    12,800         59,663

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable                               (19,771)
      Net cash provided (used) by
      financing activities                                  (19,771)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            22,810        (18,048)

CASH AND CASH EQUIVALENTS, beginning
  of period                                   42,401         78,680

CASH AND CASH EQUIVALENTS, end
  of period                               $   65,211     $   60,632

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                        $              $      691
     Income taxes paid                    $              $





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









                   HUDSON'S GRILL OF AMERICA, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   Basis of Presentation

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's annual report and most recent audited financial statements included in the report on Form 10-KSB for the year ended
December 28, 1997, filed with the Securities and Exchange Commission.

     The interim financial information included hereto is unaudited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

   Item 2.  Management Discussion and Analysis.

     Material changes in the financial condition of the issuer and in the results of its operations since the end of its last fiscal year and its results from the comparable period in its last fiscal year include the following.

     The issuer's accounts receivable at March 31, 1998 ("Q1") were $43,506 as compared to $69,830 at December 28, 1997 ("FYE").

     Accounts payable increased at Q1 to $74,527 from $40,886 at FYE.

     Material changes in the results of operations of Q1 compared to the first quarter of 1997 ("Q97") include the following. Net Sales increased to $226,745 in Q1 from $0 in Q97, and cost of sales also increased to $235,549 in Q1 from $0 in Q97. These are a result of the repossession of a restaurant during the first quarter of 1998 and the continued operation of another location; they were operated by subsidiaries and affiliates of the Company, and their results were consolidated into the financial statements of the Company. Franchising fees from restaurants under contract decreased from $8,093 in Q97 to $0 in Q1 because there are currently no restaurants operating while under a sales contract. Franchising fees, franchise revenues, equipment lease income, gains on sale of restaurants, and other income remained about the same from Q97 to Q1. Income from operations decreased slightly from a loss of ($9,066) to a loss of ($27,856).

     General and administrative expenses also remained about the same from Q97 to Q1. Interest income has dropped from $20,357 in Q97 to $7,767 in Q1. Some of this is due to the declining principal of the Company's notes receivable.

     The issuer incurred a loss of ($20,089) (($.003) per share) in Q1 as compared to a profit of $10,725 ($.001 per share) in Q97.


                 PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.

     The registrant incorporates by reference its response in its Form 10-KSB filed with the Securities and Exchange Commission on May 5, 1998. The registrant is not aware of any other litigation not already disclosed in its recently filed SEC Form 10-KSB.

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

     Item 4.  Submission of Matters to a Vote of Security Holders.

    There were no matters submitted to a vote of security holders during Q1.

     Item 5.  Other Information.

     The registrant does not have any material new information that has not already been disclosed in Forms 8-K and 10-KSB filed since January 1, 1998.

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

     (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ending March 31, 1998, or shortly thereafter:

     1. April 3, 1998. The Company announced that in March 1998 it had signed a new franchise agreement with Sharfe, L.L.C. to build a Hudson's Grill in Marquette, Michigan, and had already received a franchise fee from Sharfe. Sharfe plans to build a freestanding Hudson's Grill restaurant.

The Company's directors decided to ask for a shareholder vote at the next annual meeting to ratify the transfer of assets to Hudson's Grill International, Inc.; to recommend a vote to register the shares of Hudson's Grill International; and then to distribute the shares to the shareholders of the Company. On January 20, 1998, the Company formed a subsidiary, Hudson's Grill of Denton/Trinity, Inc., to operate the Carrollton, Texas, Hudson's Grill on a month to month basis. Hudson's Grill of Whittier, Inc., a subsidiary that operated the Westlake, California, Hudson's Grill, shut down operations at the Westlake location and turned the premises and furniture, non-proprietary fixtures and equipment over to the landlord on March 9, 1998. Also, the Guatemala City, Guatemala, Hudson's Grill was closed in February 1998 by the local franchisee because of insufficient sales.

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


                                     Date:     May 15, 1998



      elink\filing\10QSB.981