Form 10QSB
period 1998-06-30
HUDSONS GRILL OF AMERICA INC
filed 1998-08-18
CIK 729545

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 1998

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

      Item 1.  Financial Statements.

                          HUDSON'S GRILL OF AMERICA, INC.

                     CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)


                              ASSETS

                                          June 30,     December 28,
                                            1998           1997


CURRENT ASSETS:
  Cash and cash equivalents             $    26,230     $    42,401
  Accounts receivable, net of allowance
    for doubtful accounts of $47,425
    and $49,000 respectively                 56,113          69,830
  Current portion of notes and leases
    receivable                              100,000         100,000
  Prepaid expenses and other
   receivables                              134,668          23,185


       Total current assets                 317,011         235,416

PROPERTY AND EQUIPMENT, at cost:
  Leasehold improvements                     13,150           2,969
  Restaurant equipment                       33,378          33,378
  Furniture and fixtures                      5,851           5,851

       Total property and equipment          52,379          42,198

  Less accumulated depreciation
    and amortization                        (10,396)         (7,030)

       Property and equipment, net           41,983          35,168


LONG TERM PORTION OF NOTES
  AND LEASES RECEIVABLE, net of
  allowance for doubtful accounts
  of $33,000 and $33,000 respectively       759,501         791,858

LIQUOR LICENSES-net of
  accumulated amortization
  of $24,750 at June 30, 1998
  and $30,000 at December 28, 1997           20,250          30,815

OTHER ASSETS                                 16,683          23,463

      Total assets                      $ 1,155,428     $ 1,116,720


                    HUDSON'S GRILL OF AMERICA, INC.

                     CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)


                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                              June 30,   December 28,
                                                1998          1997


CURRENT LIABILITIES:
  Accounts payable                          $  144,205     $   40,886
  Accrued liabilities                          217,883        201,343

    Total current liabilities                  362,088        242,229

LONG-TERM DEBT

OTHER LONG-TERM LIABILITIES                    163,315        206,494

DEFERRED INCOME                                743,798        778,367

COMMITMENTS AND CONTINGENCIES
   (Note 4)

SHAREHOLDERS' EQUITY:
  Preferred stock, 5,000,000
    shares authorized, none
    issued or outstanding
  Common stock, no par value
     100,000,000 shares authorized
     6,056,986 shares issued and
     outstanding                             4,456,457      4,456,457
  Accumulated deficit                       (4,570,230)    (4,566,827)
    Total shareholders' equity                (113,773)      (110,370)

    Total liabilities and
      and shareholders' equity              $1,155,428     $1,116,720












                    HUDSON'S GRILL OF AMERICA, INC.

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE INCOME
                              (UNAUDITED)

                                           For the three months ended
                                           June 30,         June 30,
                                             1998            1997

REVENUES:
  Net sales                              $    74,696      $
  Franchising fees from restaurants
    under sales contracts                                       4,164
  Franchise revenues                          61,218          106,871
  Equipment lease income                      20,548           21,230
  Gain on sales of restaurants                20,945           20,041
  Other income                                17,499           17,792

    Total revenues                           194,906          170,098

COSTS AND EXPENSES:
  Cost of sales                               74,882
  General and administrative                 116,187          143,192
  Depreciation and amortization                3,060            8,004
    Total costs and expenses                 194,129          151,196

    Income (loss) from operations                777           18,902

OTHER INCOME (EXPENSE):
  Interest expense                              (251)            (106)
  Interest income                             16,160           20,822
    Total other income (expense)              15,909           20,716


INCOME (LOSS) BEFORE INCOME TAXES             16,686           39,618

Provision for income taxes

NET INCOME (LOSS) AND
  COMPREHENSIVE INCOME (LOSS)            $    16,686      $    39,618

INCOME (LOSS) PER SHARE
  Basic and diluted net
    income (loss) and comprehensive
    income (loss) per share              $     .0017      $      .004







                    HUDSON'S GRILL OF AMERICA, INC.

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE INCOME
                              (UNAUDITED)

                                            For the six months ended
                                           June 30,         June 30,
                                             1998            1997

REVENUES:
  Net sales                              $   301,441      $
  Franchising fees from restaurants
    under sales contracts                                      12,257
  Franchise revenues                         144,192          182,859
  Equipment lease income                      33,063           38,042
  Gain on sales of restaurants                32,368           36,144
  Other income                                33,829           34,263

    Total revenues                           544,893          303,565

COSTS AND EXPENSES:
  Cost of sales                              310,431
  General and administrative                 255,201          277,426
  Depreciation and amortization                6,340           16,303
    Total costs and expenses                 571,972          293,729

    Income (loss) from operations            (27,079)           9,836

OTHER INCOME (EXPENSE):
  Interest expense                              (251)            (672)
  Interest income                             23,927           41,179
    Total other income (expense)              23,676           40,507


INCOME (LOSS) BEFORE INCOME TAXES             (3,403)          50,343

Provision for income taxes

NET INCOME (LOSS)                        $    (3,403)     $    50,343

INCOME (LOSS) PER SHARE
  Basic and diluted net
    income (loss) and comprehensive
    income (loss) per share              $    (.0006)     $      .005







                    HUDSON'S GRILL OF AMERICA, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOW

                                            For the six months ended
                                            June 30,        June 30,
                                             1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $   (3,403)    $   50,343
  Adjustments to reconcile net income
   (loss) to net cash used by operating
   activities:
     Depreciation and amortization             6,218         16,303
     (Gain) loss on sales and closures
       of restaurants                        (28,443)       (36,144)
  Changes in assets and liabilities:
     Accounts receivable                    (100,549)        28,470
     Prepaid expenses and other               (3,226)           574
     Accounts payable                        103,319        (31,720)
     Accrued liabilities and other           (34,020)      (107,718)
       Net cash provided (used)
       by operating activities               (60,104)       (79,892)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of assets             9,000          4,634
  Notes receivable principal payments         18,110         53,991
  Leases receivable principal payments        26,994         36,500
  Fixed assets and other                     (10,171)
      Net cash provided (used) by
      investing activities                    43,933         95,125

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable                               (35,542)
      Net cash provided (used) by
      financing activities                                  (35,542)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           (16,171)       (20,309)

CASH AND CASH EQUIVALENTS, beginning
  of period                                   42,401         78,680

CASH AND CASH EQUIVALENTS, end
  of period                               $   26,230     $   58,371

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                        $      251     $      902
     Income taxes paid                    $              $





                    HUDSON'S GRILL OF AMERICA, INC.

           CONSOLIDATED STATEMENTS OF CASH FLOWS,  continued

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:


Period ended June 30, 1998
The Company sold the restaurant located in Carrollton, TX. No note receivable or lease receivable was generated with this sale.

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

     The interim financial information included hereto is unaudited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim periods.
The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.



      Item 2.  Management Discussion and Analysis.

     Material changes in the financial condition of the issuer and in the results of its operations since the end of its last fiscal year and its results from the comparable period in its last fiscal year include the following.

     The issuer's prepaid expenses and other receivables at June 30, 1998 ("Q2") were $134,668 as compared to $23,185 at December 28, 1997 ("FYE").
Leasehold improvements at Q2 were $13,150, while at FYE they were $2,969. The increase in the prepaid expenses and other receivables was due mostly to construction expenses incurred by a subsidiary of the issuer for a new Hudson's Grill located in Richardson, Texas, and due to an increase in interest receivables from the issuer's franchisees in Pomona, California, and Lancaster, California.

     Current liabilities increased at Q2 to $362,088 from $242,229 at FYE. The increase was mostly attributed to an increase in accounts payable to $144,205 for Q2 from $40,886 for FYE. This occurred because of an actual increase in payables of $54,347, and costs related to the Richardson construction of $48,972. Other long term liabilities decreased to $163,315 for Q@ from $206,494 for FYE, due to the amortization of estimated liabilities.

     Material changes in the results of operations of Q2 compared to the second quarter of 1997 ("Q97") include the following.

     Net Sales increased to $74,696 in Q2 from $0 in Q97, and cost of sales also increased to $74,882 in Q2 from $0 in Q97. These are a result of the operations of a subsidiary, and are essentially a wash. Franchise revenues dropped to $61,218 for Q2 from $106,871 in Q97, which drop reflects a decrease in new franchise fees and a decrease in franchise fee collection. On the other hand, general and administrative expenses dropped to $116,187 for Q2 from $143,192 for Q97, reflecting the termination of a consulting agreement with Dalms, Inc. Overall, income from operations decreased to $777 for Q2 from $18,902 for Q97.

     After adding interest income and subtracting interest expense, the issuer made a profit of $16,686 ($.0017 per share) in Q2 as compared to a profit of $39,618 ($.004 per share) in Q97.



                         PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings.

     The registrant incorporates by reference its response in its Form 10-KSB filed with the Securities and Exchange Commission on May 15, 1998. Currently the only litigation against the registrant is the lawsuit involving the lease at a former Hudson's Grill in Westlake, California, and a lawsuit by a franchisee attempting to recover expenses incurred by them when they operated a Hudson's Grill in Pomona, California. The registrant is not aware of any other material litigation in process.

      Item 2.  Changes in Securities.

     There have been no changes in securities or in the rights of the holders of the registrant's securities during Q2 except for the adoption and ratification at the annual shareholders meeting of a plan to incorporate a subsidiary and the spin off the subsidiary to the current shareholders of the registrant.

      Item 3.  Defaults Upon Senior Securities.

     The registrant does not currently have any senior securities. Consequently, there are no defaults on senior securities.

      Item 4.  Submission of Matters to a Vote of Security Holders.

     Several matters were submitted to a vote of security holders during Q2. On May 29, 1998, at the annual shareholders meeting, shareholders voted directly and through proxies on the election of three directors, the appointment of the registrant's auditors, and to adopt and ratify a plan to incorporate a subsidiary to which most of the registrant's assets were transferred and then to distribute the shares of the subsidiary to the registrant's shareholders. As a result of the votes, David Osborn, Thomas Sacco and Robert Fischer were elected as directors, Hein + Associates were appointed as the Company's auditors, and the plan to incorporate and spin off the subsidiary was adopted and ratified.

      Item 5.  Other Information.

     The registrant has been in "off and on" discussions with various potential franchisees to develop restaurants. At June 1, 1998, the registrant sold its subsidiary that operated the Carrollton, Texas, Hudson's Grill to its manager. There was no gain on the sale and no notes were exchanged.


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

      (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ending June 30, 1998:

         None

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


                                     Date:     August 17, 1998



elink\filing\10QSB1.982