Form 10QSB
period 1998-09-30
HUDSONS GRILL OF AMERICA INC
filed 1998-11-17
CIK 729545

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1998

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



                        PART I   FINANCIAL INFORMATION

   Item 1.  Financial Statements


                       HUDSON'S GRILL OF AMERICA, INC.

                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                              ASSETS

                                        September 30,  December 28,
                                            1998           1997

CURRENT ASSETS:
  Cash and cash equivalents             $    80,217     $    42,401
  Accounts receivable, net of allowance
    for doubtful accounts of $85,000
    and $49,000 respectively                 42,665          69,830
  Current portion of notes and leases
    receivable                              100,000         100,000
  Prepaid expenses and other
   receivables                               29,833          23,185

       Total current assets                 252,715         235,416

PROPERTY AND EQUIPMENT, at cost:
  Leasehold improvements                     91,171           2,969
  Restaurant equipment                       33,378          33,378
  Furniture and fixtures                      5,851           5,851

       Total property and equipment         130,400          42,198

  Less accumulated depreciation
    and amortization                        (12,079)         (7,030)

       Property and equipment, net          118,321          35,168


LONG TERM PORTION OF NOTES
  AND LEASES RECEIVABLE, net of
  allowance for doubtful accounts
  of $33,000 and $33,000 respectively       770,247         791,858

LIQUOR LICENSES-net of
  accumulated amortization
  of $30,000 at December 28, 1997                            30,815

OTHER ASSETS                                 54,457          23,463

      Total assets                      $ 1,195,740     $ 1,116,720


                       HUDSON'S GRILL OF AMERICA, INC.

                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                           September 30, December 28,
                                                1998          1997


CURRENT LIABILITIES:
  Accounts payable                          $   73,656     $   40,886
  Accrued liabilities                          258,731        201,343

    Total current liabilities                  332,387        242,229

LONG-TERM DEBT                                 100,000

OTHER LONG-TERM LIABILITIES                    146,986        206,494

DEFERRED INCOME                                726,633        778,367

COMMITMENTS AND CONTINGENCIES
   (Note 4)

SHAREHOLDERS' EQUITY:
  Preferred stock, 5,000,000
    shares authorized, none
    issued or outstanding
  Common stock, no par value
     100,000,000 shares authorized
     6,056,986 shares issued and
     outstanding                             4,456,457      4,456,457
  Accumulated deficit                       (4,566,723)    (4,566,827)
    Total shareholders' equity                (110,266)      (110,370)

    Total liabilities and
      and shareholders' equity              $1,195,740     $1,116,720





                       HUDSON'S GRILL OF AMERICA, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                           For the three months ended
                                         September 30,   September 30,
                                             1998            1997

REVENUES:
  Net sales                              $                $   103,890
  Franchising fees from restaurants
    under sales contracts                                       3,316
  Franchise revenues                          68,760           69,604
  Equipment lease income                      12,109           18,097
  Gain on sales of restaurants                 4,223           17,021
  Other income                                18,335           17,177

    Total revenues                           103,427          229,105

COSTS AND EXPENSES:
  Cost of sales                                   11          116,938
  General and administrative                 112,954          168,158
  Depreciation and amortization                1,984            8,068
    Total costs and expenses                 114,949          293,164

    Income (loss) from operations            (11,522)         (64,059)

OTHER INCOME (EXPENSE):
  Interest expense
  Interest income                             15,028           20,315
    Total other income (expense)              15,028           20,315


INCOME (LOSS) BEFORE INCOME TAXES              3,506          (43,744)

Provision for income taxes

NET INCOME (LOSS) AND
  COMPREHENSIVE INCOME (LOSS)            $     3,506      $   (43,744)

INCOME (LOSS) PER SHARE
  Basic and diluted net
    income (loss) and comprehensive
    income (loss) per share              $     .0003      $     (.007)






                       HUDSON'S GRILL OF AMERICA, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                            For the nine months ended
                                         September 30,   September 30,
                                             1998            1997

REVENUES:
  Net sales                              $   301,441      $   103,890
  Franchising fees from restaurants
    under sales contracts                                      15,573
  Franchise revenues                         212,952          252,463
  Equipment lease income                      45,172           56,139
  Gain on sales of restaurants                36,591           53,165
  Other income                                52,164           51,440
    Total revenues                           648,320          532,670

COSTS AND EXPENSES:
  Cost of sales                              310,442          116,938
  General and administrative                 368,155          445,584
  Depreciation and amortization                8,324           24,371
    Total costs and expenses                 686,921          586,893

    Income (loss) from operations            (38,601)         (54,223)

OTHER INCOME (EXPENSE):
  Interest expense                              (251)            (672)
  Interest income                             38,955           61,494
    Total other income (expense)              38,704           60,822


INCOME (LOSS) BEFORE INCOME TAXES                103            6,599

Provision for income taxes

NET INCOME (LOSS)                        $       103      $     6,599

INCOME (LOSS) PER SHARE
  Basic and diluted net
    income (loss) and comprehensive
    income (loss) per share              $    .00001      $     .0007







                       HUDSON'S GRILL OF AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                            For the nine months ended
                                         September 30,   September 30,
                                             1998            1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $      103     $    6,599
  Adjustments to reconcile net income
   (loss) to net cash used by operating
   activities:
     Depreciation and amortization             8,324         24,371
     (Gain) loss on sales and closures
       of restaurants                        (36,591)       (53,165)
  Changes in assets and liabilities:
     Accounts receivable                     (19,273)         3,944
     Prepaid expenses and other               (4,947)        (8,315)
     Accounts payable                         32,770        (17,100)
     Accrued liabilities and other            (5,534)      (118,848)
       Net cash provided (used)
       by operating activities               (25,148)      (162,514)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of assets            20,120          4,634
  Notes receivable principal payments         31,712        170,125
  Leases receivable principal payments        37,148         51,692
  Fixed assets and other                    (126,016)        (4,528)
      Net cash provided (used) by
      investing activities                   (37,036)       221,923

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable             100,000
     Repayments of notes payable                            (35,542)
      Net cash provided (used) by
      financing activities                   100,000        (35,542)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            37,816         23,867

CASH AND CASH EQUIVALENTS, beginning
  of period                                   42,401         78,680

CASH AND CASH EQUIVALENTS, end
  of period                               $   80,217     $  102,547

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                        $      251     $      902
     Income taxes paid                    $              $


                       HUDSON'S GRILL OF AMERICA, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS,  continued

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:


Period ended September 30, 1998
The Company sold the restaurant located in Carrollton, TX. No note receivable or lease receivable was generated with this sale.

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

     The interim financial information included hereto is unaudited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim periods. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.




   Item 2.  Management Discussion and Analysis.

     Material changes in the financial condition of the issuer and in the results of its operations since the end of its last fiscal year and its results from the comparable period in its last fiscal year include the following.

     The issuer's accounts receivable at September 30, 1998 ("Q3") were $42,665 as compared to $69,830 at December 28, 1997 ("FYE"). Cash was $80,217 as compared to $42, 401 at FYE, due largely in part to a long term borrowing of $100,000. Leasehold improvements increased at Q3 to $91,171 from $2,919 at FYE because of the leasehold development of the Richardson, Texas, location by a subsidiary.

     Accounts payable increased at Q3 to $73,656 from $40,886 at FYE. Accrued liabilities also increased in Q3 to $258,731 from $201,343 at FYE, reflecting an increase in lease obligations.

     Material changes in the results of operations of Q3 compared to the third quarter of 1997 ("Q97") include the following. Net Sales decreased to $0 in Q3 from $103,890 in Q97, while cost of sales also decreased to $11 in Q3 from $116,938 in Q97. These are a result of the disposition of a restaurant that was in operation as a subsidiary in 1997; their results were consolidated into the financial statements of the Company in 1997. Franchising fees, franchise revenues, equipment lease income, and other income remained about the same from Q97 to Q3. Gneral and administrative expenses dropped to $112,954 at Q3 from $168,158 at FYE due to the termination of a consulting agreement as of December 31, 1997. Income from operations improved from a loss of ($64,059) to a loss of only ($11,522).

     The issuer incurred a gain of $3,506 ($.0003 per share) in Q3 as compared to a loss of $43,744 (($.007) per share) in Q97.


                 PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.

    The registrant incorporates by reference its response in its Form 10-KSB filed with the Securities and Exchange Commission on May 15, 1998. Currently the only litigation against the registrant are two lawsuits involving leases at former Hudson's Grills in Westlake, California, and Whittier, California, and a lawsuit by a franchisee attempting to recover expenses incurred by the franchisee when they operated a Hudson's Grill in Pomona, California. The lawsuit involving the lease of the former Hudson's Grill at Whittier, was filed during the third quarter of 1998; the current landlord at that location is asking for more than $2 million. The registrant has filed an answer and denies that it owes that much, if anything at all, because of potential defenses and counterclaims.

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

     Item 5.  Other Information.

     The registrant does not have any material new information that has not already been disclosed in Forms 8-K and 10-KSB filed since July 1, 1998.

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

     (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ending September 30, 1998, or shortly thereafter:

     1. September 21, 1998. The Company announced the opening of the Hudson's Grill in Jackson, Michigan, the anticipated opening of the Hudson's Grill in Richardson, Texas, and the results of the annual shareholders meeting.



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


                                     Date:     November 16, 1998



      elink\filing\10QSB.983