Form 10KSB
period 1999-01-03
HUDSONS GRILL OF AMERICA INC
filed 1999-05-14
CIK 729545

SECURITIES AND EXCHANGE COMMISSION

         Washington, D.C. 20549

               FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended January 3, 1999

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

[ ]

State issuer's revenues for its most recent fiscal year.
$742,823

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). Average bid and asked during the week ending 4/16/99 is $0.21. The Issuer has 6,056,986 shares outstanding; the market value of the voting stock is $1,271,967.06.

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

6,056,986


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 10, 1999, are incorporated by reference into Parts II and III.


                 PART I

ITEM 1. BUSINESS

Hudson's Grill of America, Inc. (the "Company"), was incorporated on June 11, 1979, in California, and the corporation has undergone several name changes since then. The Company amended its charter to its current name on June
14, 1991. Currently, the Company operates and franchises Hudson's Grill Restaurants.

Hudson's Grill Restaurants are full service restaurants which serve lunch and dinner and a wide range of alcoholic beverages. On January 3, 1999, there were twelve(12) Hudson's Grill restaurants; all twelve were franchised. In January 1999 a subsidiary of the Company opened a Hudson's Grill restaurant in Dallas, Texas, and in April 1999, a franchisee opened a Hudson's Grill in Marquette, Michigan. The company's major focus has been to expand the Hudson's Grill operations through franchising instead of through ownership, but recently it has changed its emphasis; as funds permit, it now also plans to open Hudson's Grills to operate as company stores. The Hudson's Grill restaurants are currently operating in California, Michigan and Texas. The Company is still accepting franchises, but the franchise market and the restaurant market are very competitive. Many other franchisers have substantially more capital, thereby making it much more difficult to compete against them, and for that reason, the Company plans to open its own restaurants as funds permit it to do so.


BRIEF SUMMARY OF MAJOR EVENTS OVER THE PAST THREE YEARS.

On April 19, 1999, Sharfe, L.L.C., a Michigan limited liability company, opened a Hudson's Grill in Marquette, Michigan. The restaurant is a free standing building, using the new prototype that was used for the Dallas, Texas, and Jackson, Michigan, locations, and is being operated by Frank and Jim Stabile.

In February 1999, the Company settled its lawsuit with the landlord of a site formerly operated by the Company in Westlake, California. The Company's share of the settlement is $83,333, which will be paid over 52 months beginning November 1, 2001. The last franchisees at that location were not able to keep up the rent, and the last franchisee closed its doors in 1998. The landlord sued the Company, several franchisees and a guarantor to recover on the defaulted lease.

In January 1999, Hudson's Grill of Richardson, Inc., a subsidiary of the Company, opened a Hudson's Grill restaurant in northern Dallas, near Richardson, Texas, a suburb of Dallas. This new restaurant is the first Company restuarant to open in many years, and is the only Company operated location. It will be used for training, and if successful, the free standing prototype will be duplicated whenever possible.

The Company also announced in January 1999 that the Company's Carrollton, Texas, franchisee had decided to shut down the Hudson's Grill in Carrollton. The location was on a month to month lease, and in the fall the owner of the franchisee had decided to return to California. Another franchisee, Burgers of Lancaster, Inc., a Lancaster, California, franchisee, closed in mid-January 1999. The owners of the Lancaster franchisee had been in bankruptcy.

In December 1998, the Company's prospective Reno, Nevada, franchisee elected to terminate its franchise agreement prior to initiating site selection or construction. The Company agreed to return a portion of the franchise fee paid by the prospective franchisee in 1997.

In September 1998, a Company franchisee opened a Hudson's Grill in Jackson, Michigan.

At the annual shareholders meeting held in May 1998, the Company's shareholders approved, subject to the directors' discretion, the spinning off to the Company's shareholders of one of the Company's subsidiaries, Hudson's Grill International, Inc., an entity that contains most of the assets formerly held by the Company.

On March 9, 1998, the Company's subsidiary, Hudson's Grill of Whittier, Inc., closed the Hudson's Grill located in Westlake, California, and turned the premises and furniture, fixtures and equipment over to the landlord prior to the end of the lease. The lease for premises does not end until December 14, 2010. In April 1998, after a franchisee quit the premises, the Company decided not to re-open the Hudson's Grill in Whittier, California, because of marginal performance and the expense to upgrade the restaurant to local and national standards.

In February 1998, the Company's franchisee in Guatemala, closed its Hudson's Grill restaurant in Guatemala City. On January 20, 1998, the Company formed an affiliate, Hudson's Grill of Denton/Trinity, Inc., to operate the Carrollton, Texas, Hudson's Grill. The former Carrollton franchisee's furniture, fixtures and equipment had been repossessed and its right to possess the premises had been terminated by the landlord. Afterward, the landlord entered into a lease with the Company's affiliate to lease the premises and the owner of the furniture, fixtures and equipment entered into a lease with the affiliate also. Subsequently, the affiliate was sold to a franchisee. In January 1999, the franchisee decided not to renew its lease and closed down the restaurant.

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


In August 1997 the franchisee of the Hudson's Grill located in Hurst, Texas, closed his restaurant. The franchisee had been in arrears with the Company, and the Company had notified the franchisee that the Company planned to terminate his franchise for non-payment of franchise fees. The Company has subsequently terminated the franchise.

In July 1997, the Company's franchise development and area representation agreements with Dr. S.L. Sethi and with Jotar, Inc., were also terminated because neither developer had built or was building the required number of franchised restaurants.

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

On April 14, 1997, Mark Myers, of Jackson, Michigan, signed a franchise agreement with the Company on behalf of Hudson's Grill of Jackson, Inc., a Michigan corporation. Mr. Myers is a principal of the new franchisee and built a Hudson's Grill that opened in September 1998 in Jackson, Michigan.
The new location is near the Jackson Regional Airport. This became the Company's first franchise in Michigan, and it is the first unit that was based on the Company's new free standing building design.

Pursuant to an exchange of modifications and of notes, the Company agreed in April 1997 to transfer its note from Famous Bars, Grills, and Cafes of America, Inc. ("Famous"), as payment on the Company's debt to Mr. Travis Bryant. Prior to the exchange of the Famous note as payment in full to Mr. Bryant, the Company canceled $118,221 of the Famous note in exchange for the assignment to the Company by Famous of an additional royalty. The additional royalty consists of two percent of the gross sales made by four franchises formerly owned by Famous. The resulting Famous note was for $1,150,845, and it was used to pay $1,150,845 in obligations owed to Mr. Bryant. This exchange was made effective December 29, 1996, and the Company took a charge of $118,221 against general and administrative expenses for canceling the note.

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

In August 1996, the Company announced two new franchises to open in the future. The new franchises were to be located in Fullerton, California, and in Santa Clarita, California. Subsequently, the Fullerton franchisee elected not to proceed with the operation of a Hudson's Grill restaurant.

On July 17, 1996, the Company closed on the sale of its Hornblower's restaurant. The sale was pursuant to an agreement for sale signed and announced in 1995.

On May 28, 1996, the Company's shareholders voted to increase the number of authorized common shares in the company to 100,000,000 shares.



OPERATIONS AND RESTAURANT STYLE OF HUDSON'S:

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

The restaurants have similar operations and offer similar food. The Company plans to expand through adding franchises and building Company owned and operated units. Since the restaurant industry is very competitive, the Company plans to attract loyal patrons by higher levels of service and more exacting specifications for its products.


HUDSON'S MENU:

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


HUDSON'S RESTAURANT DEVELOPMENT:

In contrast to its past plans to sell all of its directly owned restaurants, the Company has constructed and opened a Hudson's Grill restaurant in the Dallas, Texas, area to use for demonstration and testing purposes. In addition to this unit, the Company plans to expand by adding franchises. As funds permit, the Company plans to open several Company owned stores for the training of new franchisees and experimentation with menu items, ambience, and service. The new Company owned sites are being planned in response to prospective franchisees who were concerned that the Company was not directly involved with day to day operations so that the Company would know and understand the problems that a franchisee faces. Additionally, the Company would like to accelerate expansion of the Hudson's Grill concept, and it feels that opening Company owned restaurants will help. This expansion, however, will be dependant on the Company's cash flow.


HUDSON'S FRANCHISE AGREEMENTS:

The Company has been issued the trademark registrations for two "Hudson's Grill" logos and for the "Hudson's" name. It has also received registration
of its "Burgers*Shakes*Rock'n Roll" mark.   The Company has secured a permit
from the California Department of Corporations to issue Hudson's Grill franchises in California and uses a Uniform Franchise Offering Circular where permitted. As of January 3, 1999, the Company had twelve(12) franchised restaurants that were in operation. The current standard terms to franchise a restaurant are an initial fee of Thirty Five Thousand Dollars and a royalty of four percent of sales, and require that three percent of sales be used for advertising. For these payments, the Company is obligated to do the following: screen and train potential franchisees, review and approve sites, and provide an operations manual and assistance.


EMPLOYEES AND UNIONS:

At January 3, 1999, the Company employed four (4) persons, who were corporate employees. One of the three employees was employed part-time.

The Company is not a party to any collective bargaining agreements.


ITEM 2. PROPERTIES

At January 3, 1999, the Company and its subsidiaries were the primary lessee under leases for two(2) properties which include its headquarters and one (1) restaurant in Dallas, Texas. One of its subsidiaries was a primary lessee at a former location in Whittier, California, which leasehold is currently in litigation due to the vacation of those premises last year by the most recent tenant. The leases have varying monthly rentals and expiration dates, which range from as short as month to month for its headquarters to up to ten (10) years for Dallas (Richardson), Texas. A majority of restaurant leases provide for a rental based on a percentage of gross sales against a minimum rent. The Company shares office space with its largest shareholder.

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

All of the Company's restaurant equipment is owned free and clear by the Company; most is leased to franchisees. The restaurant equipment used in the Dallas location, which is operated by the Company's subsidiary, is leased from Clifford J. Osborn, a shareholder of the Company. Currently, the Company has no real property and has no real estate related investments.


ITEM 3. LEGAL PROCEEDINGS

In March and April 1998, the Company was served with two lawsuits in California. Mr. and Mrs. Daniel Pearstein have sued the Company alleging that they are entitled to recover losses sustained by them while they operated the Hudson's Grill restaurant in Pomona, California. The Company is defending this lawsuit and believes that it has no merit.

The Company is also in litigation with the landlord of a location formerly operated by the Company in Whittier, California. Various subsidiaries and franchisees had been operating the Hudson's restaurant at that site. The Company has left behind substantial furniture, fixtures and equipment, as well as leasehold improvements. The site remains unleased, and the landlord is seeking substantial damages.

Additionally, in February 1999 the Company settled a lawsuit by one of its subsidiaries' former landlord in Westlake, California. A subsidiary of the Company most recently operated a Hudson's Grill restaurant at the site after taking over the operations from several previous owners and operators who had failed at that location. In March 1998 the subsidiary ceased operations at that location and returned the premises and the furniture, fixtures and equipment at that site to the landlord. The Company has agreed to pay $83,333.33 toward the settlement of the case.


ITEM 4. SUBMISSION OF MATTERS OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company through the solicitation of proxies or otherwise.


                 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock, no par value, is traded in the over-the-counter market and trades under the National Association of Security Dealers ("NASD") symbol "HDSG". It has several bulletin board market makers, but it has no pink sheet market makers. As of March 31, 1999, there were approximately Three Hundred Twenty (320) registered holders of record of the Company's Common Stock (this excludes shareholders whose stock is held by a nominee or in "street name", because a nominee or street name holder is counted as one registered shareholder even if a nominee is holding stock for many shareholders). The following table sets forth the reported high and low bid prices of the Common Stock for the periods indicated as regularly quoted by the NASD OTC Bulletin Board. The table does not reflect offer prices. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

FISCAL YEAR ENDED JANUARY 3, 1999             High       Low
First Quarter ended March 31, 1998            3/32      3/32
Second Quarter ended June 30, 1998            3/32       .04
Third Quarter ended September 30, 1998        1/16      1/16
Fourth Quarter ended December 31, 1998         .10      .045

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



As of April 20, 1999, the closing bid price of the Common Stock was $.20.
This information was obtained from the Stock Quote provided by "Yahoo" on the Hudson's Grill internet site http://www.hudsonsgrill.com and from the National Quotation Bureau, LLC, of New York City, New York.


DIVIDENDS

Common Stock

The Company has not paid cash dividends on its common stock, and the present policy of the Company's Board of Directors (the "Board") is to retain earnings attributable to common stock, if and when earned, to provide funds for the operation and expansion of the Company's business. The Company does not expect to pay cash dividends on its common stock in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

For the year ended January 3, 1999, the Company had a net loss of Three Hundred Twenty-three Thousand Nine Hundred One Dollars ($323,901). This compares to a net loss of Three Hundred Ninety-one Thousand One Hundred Ninety-eight Dollars ($391,198) for the year ended December 28, 1997, and a net loss of Two Hundred Sixty One Thousand Three Hundred Thirty Four Dollars ($261,334) for the year ended December 29, 1996. One Hundred Sixty-five Thousand Seven Hundred Thirty Dollars ($165,730) of the 1998 losses were due to losses on sales of restaurants, and One Hundred Seven Thousand Seven Hundred Sixty Dollars ($107,760) were preopening expenses of the Richardson restaurant. Three hundred Forty-six Thousand Sixty-seven Dollars ($346,067) of the 1997 losses were attributable to closing restaurants and setting aside a reserve for litigation expenses related to leases at former Hudson's Grills; Forty-five Thousand One Hundred Thirty-one Dollars ($45,131) of the losses in 1997 were from ongoing operations, whereas Fifty Thousand Four Hundred Eleven Dollars ($50,411) of the losses in 1998 were from ongoing operations.

Several years ago the Company began closing poorly performing restaurants and selling the remaining profitable ones. Losses due to restaurant closures amounted to One Hundred Forty-six Thousand Sixty-seven Dollars ($146,067) for the year ended December 28, 1997. The loss in 1997 resulted primarily from the write-off of One Hundred Thirty Thousand Seven Hundred Ninety Dollars ($130,790) of equipment and improvements on the Westlake location, which was abandoned in March 1998.

The Company has disposed of almost all of its direct and indirect restaurant operations and is almost solely in the franchising business; since 1997 it has proceeded to build and operate one Company owned restaurant, which will be used as a model and training facility for future franchisees. This restaurant was opened in January 1999.


REVENUES

Because the Company was holding its remaining restaurants for sale and those restaurants were operated by third parties under joint venture agreements, it had no sales or expenses from restaurant operations after January 1994, except for portions of each year, during which time the Company operated restaurants that were temporarily taken back from prospective purchasers of the restaurants. The Company continued to record only joint venture revenues for the remaining stores which were operated under joint venture agreements.
These revenues ceased when the last joint venture stores were sold in 1996. The remaining restaurants which were subject to sales contracts, were not operated as joint ventures but were being operated by their prospective purchasers. The prospective purchasers paid royalties and advertising fees even though they were not yet franchisees, and these fees were being accounted for separately from the royalties received from franchisees. This non franchise royalty fee income amounted to Fifteen Thousand Five Hundred Seventy-two Dollars ($15,572) in the year ended December 28, 1997, and were Forty Thousand Four Hundred Fifty Nine Dollars ($40,459) for the year ended December 29, 1996; there were no such fees in 1998. As the sale of these restaurants is completed, the Company does not expect any future royalties from restaurants under sales contracts, but rather these fees will be accounted for as normal franchising revenues.

Franchise revenues dropped due to closures. Franchising revenues decreased in 1998 to Two Hundred Eighty-Eight Thousand Nine Hundred Forty-three Dollars ($288,943) from Three Hundred Forty-one Thousand Five Hundred Forty-six ($341,546) for the year ended December 28, 1997.

Continuing franchise revenues decreased from Two Hundred Ninety One Thousand Five Hundred Forty-Six Dollars ($291,546) for the year ended December 28, 1997, to Two Hundred Sixty Three Thousand Nine Hundred Forty-three Dollars ($263,943) for the year ended January 3, 1999.


COSTS AND EXPENSES

Since the Company is and has been selling or closing restaurants, an analysis of restaurant costs of sales and of restaurant operating expenses is no longer meaningful because almost all of the Company's restaurants have been or are being sold and converted to franchises, or shut down. Restaurant cost of sales have risen from the temporary operating of restaurants held for sale as described above or as a result of subsidiaries operating for short periods of time during 1998 before closures or sales. General and administrative expenses, and the depreciation and amortization expenses for equipment leased to restaurants will continue to be important, but are decreasing as various assets are sold or abandoned to landlords. General and administrative expenses for the year ended January 3, 1999, decreased to Five Hundred Six Thousand Forty Dollars ($506,040) from Seven Hundred Four Thousand Nine Hundred Sixty Dollars ($704,960) for the year ended December 28, 1997, which in turn decreased from Seven Hundred Ninety Eight Thousand Six Hundred Seventy Five Dollars ($798,675) for the year ended December 29, 1996.

Under an oral agreement which ended December 31, 1997, the Company was paying for a consultant whose job it was to increase the number of franchises and to monitor the franchisees' restaurant operations. Moreover, the consultant was responsible for supervising most management and administrative functions of the Company. The consultant has since discontinued working for the Company, but if he is involved in bringing in franchisees, he will be paid a portion of the franchise fees paid by new franchisees signed by the consultant. This portion of general and administrative expenses is likely to decrease in the future as the Company returns to building new restaurants, and as the Company has less fixed expenses related to the terminated consulting agreement.

Depreciation and amortization, which for the year ended January 3, 1999, was Nine Thousand Nine Hundred Eighty-nine Dollars ($9,989), for the year ended December 28, 1997, was Thirty-two Thousand Eight Hundred Ninety-three Dollars ($32,893); and for the year ended December 29, 1996, was Fifty Eight Thousand Three Hundred Seventy One Dollars ($58,371), has decreased to the extent that furniture, fixtures and equipment have been sold to the purchasers of the Company's restaurants, to the extent restaurants have been closed and written off and to the extent that current furniture, fixtures and equipment age. This expense will increase in the future as the Company builds and operates its own restaurants.

Interest expense has decreased significantly since the year ended December 29, 1996. The Company recorded interest expense of Seven Thousand Two Hundred Eighty Dollars ($7,280) for the year ended January 3, 1999, and Six Hundred Seventy-to Dollars ($672) for the year ended December 28, 1997; this compares with Ninety Six Thousand Seven Hundred Thirty Four Dollars ($96,734) for the year ended December 28, 1997. A large part of the decrease resulted from the exchange of notes owed to the Company to pay off obligations owed to Mr. Travis Bryant. The Company had only one remaining note payable after that exchange, for $35,542, which was repaid in 1997.

Interest income has decreased significantly since the year ended December 29, 1996 for the same reason that interest expense has decreased. The Company received interest income of Eighty-one Thousand Nine Hundred Fifty-four Dollars ($81,954) in the year ended December 28, 1997, and Forty Seven Thousand Three Hundred Thirty Five Dollars ($47,335) in the year ended January 3, 1999. It received interest income of One Hundred Eighty Thousand One Hundred Thirty Five Dollars ($180,135) during the year ended December 29, 1996. Thus, the net interest income (interest income minus interest expense) has dropped somewhat. In the year ended December 28, 1997, it was Eighty-one Thousand Two Hundred Eighty-two Dollars ($81,282); it was Eighty Three Thousand Four Hundred one Dollars ($83,401) for the year ended December 26, 1996; but it dropped to Forty Thousand Fifty Five Dollars ($40,055) for the year ended January 3, 1999.


LIQUIDITY AND CAPITAL RESOURCES

At January 3, 1999, the Company had a negative working capital of Three Hundred Thirty Three Thousand One Hundred Thirteen Dollars ($333,113) as compared to December 28, 1997, when the Company had a negative working capital of Six Thousand Eight Hundred Thirteen (negative $6,813). The decrease is largely due to a substantial increase in current liabilities. The increase in current liabilities was largely the result of a substantial increase in trade accounts payable from $40,886 at fiscal year end 1997 to $291,772 at fiscal year end 1998, resulting from costs incurred to build the Company's new restaurant and from insufficient cash flow from operations.

After the Company has sold most or all of its restaurants, changes in its liquidity and capital will depend mostly on initial franchise fees and from continuing royalty fees received from franchisees using the Company's trademark and restaurant concept, rather than on equipment leasing, which should remain stable for the next several years. As the Company resumes building restaurants, its liquidity and working capital will again become more dependent on net profits from direct restaurant operations.

Three Hundred Twenty-one Thousand Six Hundred Fourteen Dollars ($321,614) were used in acquisitions of property and equipment in 1998, which essentially were funded by an increase in accounts payable and by proceeds from long term debt.

In January 1997, the Company sold its Pomona, California, restaurant and received a note receivable of $114,200 and a lease receivable of $155,000. This location is delinquent in its obligations to the Company as of January 3, 1999. The Company's investment in this note receivable, net of deferred income, was approximately $33,000 as of December 28, 1997. This amount was written off in 1998. However, the Company believes the restaurant is a sufficiently profitable location to allow it to recoup its investment should it need to foreclose. Also, the Company has obtained a judgment for the note and lease receivables, which it is attempting to collect.

The Company currently is in litigation concerning a former lease in Whittier, California. It has just settled a similar problem with a landlord at a former leasehold in Westlake, California. Pursuant to the settlement of the Westlake lease, beginning November 2001, the Company is obligated to pay $83,333 to Roy Millender, a guarantor of the lease and former director of the Company. Mr. Millender has agreed to pay the settlement with the landlord. The Company and another defendant agreed to make contributions to Mr. Millender. The Company does not know what the outcome will be regarding the Whittier lease; however, the landlord is asking for several million dollars as damages. Mr. Millender is also a guarantor of that lease. If the Company is required to contribute any substantial funds to the settlement of the Whittier lease, then the Company's liquidity and ability to fund ongoing operations will be greatly impacted and possibly force the Company into bankruptcy.

The effects of inflation on the Company are minimal on the Company; however, the recent raises in the minimum wage have affected franchisees and as a result the Company raised the prices charged for various menu items. To the extent that the Company owns and opens new restaurants, the increases in minimum wage will reduce the Company's profitability unless the increased menu prices produce an increase in revenues equal to or more than the increase in labor costs.

The Company does not sustain much seasonal volatility in revenues since its franchisees are dispersed geographically and climactically.

Y2K Disclosure. The Company does not believe that it will be affected by any Y2K problems as it concerns computing and administration performed by the issuer. The Company may be affected by third parties, however, to an unknown extent. Such third party effects include problems with bank accounts (paying and depositing funds) and with delays in receiving franchiser fees and payments from franchisees who encounter Y2K problems. Since the Company does not rely heavily on computer software and processing to run its business, problems with changing software to accommodate the year 2000 and years thereafter are not likely to have a material impact on the Company.

ITEM 7. FINANCIAL STATEMENTS

Attached following Item 13.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
ACCOUNTING AND FINANCIAL DISCLOSURE

Incorporated by reference from the Proxy Statement (the "Proxy
Statement") to shareholders relating to the annual meeting to be held June 10, 1999.


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

Independent Auditor's Report.

Consolidated Balance Sheets - As of January 3, 1999, and December 28, 1997

Consolidated Statements of Operations - Years ended January 3, 1999, December 28, 1997, December 29, 1996.

Consolidated Statements of Shareholders' Equity (Deficit)
- For the Period from December 31, 1995, through January 3, 1999.

Consolidated Statements of Cash Flows - Years ended January 3, 1999, December 28, 1997, and December 29, 1996.

Notes to Financial Statements.


There are no exhibits.

(b)  Reports on Form 8-K

The Company filed no Forms 8-K during the last quarter of the fiscal year ending January 3, 1999.



               SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         (Registrant) HUDSON'S GRILL OF AMERICA, INC.

               By:

                    David Osborn, President


               Date: May 11, 1999



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



THOMAS SACCO        Director


f\sec\990420.O01

  HUDSON'S GRILL OF AMERICA, INC.

  CONSOLIDATED FINANCIAL STATEMENTS AND
  INDEPENDENT AUDITOR'S REPORT

  FOR THE PERIODS ENDED

  JANUARY 3, 1999, DECEMBER 28, 1997, AND
  DECEMBER 29, 1996







                INDEPENDENT AUDITOR'S REPORT



  Board of Directors
  Hudson's Grill of America, Inc.
  Dallas, Texas

  We have audited the accompanying consolidated balance sheets of Hudson's Grill of America, Inc. as of January 3, 1999 and December 28, 1997, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the periods ended January 3, 1999, December 28, 1997, and December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson's Grill of America, Inc. as of January 3, 1999 and December 28, 1997, and the results of their operations and their cash flows for the periods ended January 3, 1999, December 28, 1997, and December 29, 1996 in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and currently has a shareholders' deficit and certain contingent liabilities, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




  Hein + Associates LLP
  Certified Public Accountants


  March 19, 1999
  Dallas, Texas



                        HUDSON'S GRILL OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                      JANUARY 3,     DECEMBER 28,

                                                                         1999           1997
                                                                      -----------    -----------

CURRENT ASSETS:
   Cash and cash equivalents                                          $    22,169    $    42,401
   Accounts receivable, net of allowance for doubtful
       accounts of $62,000 and $49,000, respectively                        9,992         58,359
   Other receivable                                                       101,633         11,471
   Current portion of notes and leases receivable                          60,350        100,000
   Prepaid expenses and other                                              26,354         23,185
                                                                      -----------    -----------
          Total current assets                                            220,498        235,416

PROPERTY AND EQUIPMENT, at cost:
   Leasehold improvements                                                 282,877          2,969
   Restaurant equipment                                                    91,477         33,378
   Furniture and fixtures                                                   5,851          5,851
                                                                      -----------    -----------
          Total property and equipment                                    380,205         42,198
Less accumulated depreciation and amortization                            (13,763)        (7,030)
                                                                      -----------    -----------
          Property and equipment, net                                     366,442         35,168

LONG-TERM PORTION OF NOTES AND LEASES
   RECEIVABLE, net of allowance of $0 and $33,000, respectively           134,521        791,858

LIQUOR LICENSES, net of accumulated amortization of $0
   and $30,000, respectively                                                3,288         30,815
OTHER ASSETS                                                               15,981         23,463
                                                                      -----------    -----------
          Total assets                                                $   740,730    $ 1,116,720
                                                                      ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
   Current portion of long-term debt and capital lease obligation     $     8,689    $      --
   Accounts payable - trade                                               291,772         40,886
   Advances - related parties                                              56,940           --
   Accrued liabilities                                                    196,210        201,343
                                                                      -----------    -----------
          Total current liabilities                                       553,611        242,229

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION,
    net of current portion
                                                                          258,884           --
OTHER LONG-TERM LIABILITIES                                               130,654        206,494

DEFERRED INCOME                                                           231,852        778,367

COMMITMENTS AND CONTINGENCIES (Notes 5 and 11)

SHAREHOLDERS= DEFICIT:
   Preferred stock, 5,000,000 shares authorized, none issued or
       outstanding                                                           --             --
   Common stock, no par value, 100,000,000 shares authorized,
       6,056,986 shares issued and outstanding                          4,456,457      4,456,457
   Accumulated deficit                                                 (4,890,728)    (4,566,827)
                                                                      -----------    -----------
          Total shareholders= deficit                                    (434,271)      (110,370)
                                                                      -----------    -----------
          Total liabilities and shareholders= deficit                 $   740,730    $ 1,116,720
                                                                      ===========    ===========






              See accompanying notes to these financial statements.
                                   F-2



                       HUDSON'S GRILL OF AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    PERIODS ENDED
                                                     -----------------------------------------
                                                      JANUARY 3,     DECEMBER 28,  DECEMBER 29,
                                                        1999           1997           1996
                                                     -----------    -----------    -----------

REVENUES:
   Net sales                                         $   301,440    $   226,009    $   109,806
   Franchising revenues                                  288,943        341,546        307,549
    Franchising fees from restaurants under
     sales contracts                                        --           15,572         40,459
   Joint venture revenues                                   --             --          107,662
   Equipment lease income                                 52,347         77,776         51,439
   Gain on sales of restaurants                           30,897         67,938         31,462
   Other                                                  69,196         66,161         67,773
                                                     -----------    -----------    -----------
       Total revenues                                    742,823        795,002        716,150

COST AND EXPENSES:
   Cost of sales                                         310,380        183,562        158,111
   General and administrative                            506,040        704,960        798,675
   Preopening costs                                      107,760           --             --
   Provision for litigation expenses                        --          200,000           --
   Depreciation and amortization                           9,989         32,893         58,371
   Loss on sales of restaurants                          165,730           --             --
   Loss on restaurant closures                              --          146,067           --
   Loss on sale of assets                                  6,880           --           45,728
                                                     -----------    -----------    -----------
       Total costs and expenses                        1,106,779      1,267,482      1,060,885
                                                     -----------    -----------    -----------
       Loss from operations                             (363,956)      (472,480)      (344,735)

OTHER INCOME (EXPENSE):
   Interest expense                                       (7,280)          (672)       (96,734)
   Interest income                                        47,335         81,954        180,135
                                                     -----------    -----------    -----------
       Total other income (expense)                       40,055         81,282         83,401
                                                     -----------    -----------    -----------

NET LOSS                                             $  (323,901)   $  (391,198)   $  (261,334)
                                                     ===========    ===========    ===========

BASIC AND DILUTED LOSS PER SHAR                      $      (.05)   $      (.06)   $      (.04)
                                                     ===========    ===========    ===========



             See accompanying notes to these financial statements.



                         HUDSON'S GRILL OF AMERICA, INC.

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

          FOR THE PERIOD FROM DECEMBER 31, 1995 THROUGH JANUARY 3, 1999

                                    COMMON STOCK           ACCUMULATED
                              --------------------------   -----------
                                 SHARES        AMOUNT       DEFICIT          TOTAL
                              -----------   ------------   -----------    ------------

BALANCES, December 31, 1995     6,056,986   $ 4,456,457    $(3,914,295)   $   542,162

Net loss                             --            --         (261,334)      (261,334)
                              -----------   -----------    -----------    -----------
BALANCES, December 29, 1996     6,056,986     4,456,457     (4,175,629)       280,828

Net loss                             --            --         (391,198)      (391,198)
                              -----------   -----------    -----------    -----------

BALANCES, December 28, 1997     6,056,986     4,456,457     (4,566,827)      (110,370)

Net loss                             --            --         (323,901)      (323,901)
                              -----------   -----------    -----------    -----------
BALANCES, January 3, 1999       6,056,986   $ 4,456,457    $(4,890,728)   $  (434,271)
                              ===========   ===========    ===========    ===========



             See accompanying notes to these financial statements.



                         HUDSON'S GRILL OF AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               PERIODS ENDED
                                                                   ---------------------------------------
                                                                    JANUARY 3,  DECEMBER 28,   DECEMBER 29
                                                                     1999        1997            1996
                                                                   -----------  ------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $(323,901)   $(391,198)     $(261,334)
   Adjustments to reconcile net loss to net cash
       used by operating activities:
          Depreciation and amortization                                9,989       32,893         58,371
          Loss on sale of assets                                       6,880         --           45,728
          Loss (gain) on sales and closures of restaurants           134,833       78,129        (31,462)
          Provision for bad debts                                     13,000       33,000           --
   Changes in assets and liabilities:
          Accounts receivable                                         46,838       (3,665)      (113,584)
          Prepaid expenses and other                                  (3,169)      (6,694)           218
          Accounts payable                                           250,886       (6,836)         9,493
          Accrued liabilities and other                             (142,403)      53,644         61,935
                                                                   ---------    ---------      ---------
             Net cash used in operating activities                    (7,047)    (210,727)      (230,635)
                                                                   ---------    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment                           (321,614)     (15,234)       (14,012)
   Net proceeds from sales of assets                                  17,391         --          116,821
   Notes receivable principal payments                                38,274      179,207        160,123
   Leases receivable principal payments                               38,795       34,769         85,006
   Decrease in other assets                                            7,482       11,248           --
                                                                   ---------    ---------      ---------
             Net cash provided by investing activities              (219,672)     209,990        347,938
                                                                   ---------    ---------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                      207,500         --             --
   Repayments of long-term debt                                       (1,013)     (35,542)       (86,918)
                                                                   ---------    ---------      ---------
             Net cash provided by (used in) financing activities     206,487      (35,542)       (86,918)
                                                                   ---------    ---------      ---------

NET( DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                        (20,232)     (36,279)        30,385
CASH AND CASH EQUIVALENTS, beginning of period                        42,401       78,680         48,295
                                                                   ---------    ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                           $  22,169    $  42,401      $  78,680
                                                                   =========    =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION -
   Interest paid                                                   $   2,036    $     672      $  96,734
                                                                   =========    =========      =========









                                   -Continued-

                         HUDSON'S GRILL OF AMERICA, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued


     SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:

     Year Ended January 3, 1999
     --------------------------
     In connection with the  acquisition of property and equipment,  the Company
     (1) executed a capital lease agreement for $28,359, (2) incurred long-term debt of $32,727 and (3) received advances from related parties of $56,940. In addition, the Company recorded a receivable of $101,633 from the owner of the property related to reimbursement of certain of the costs of construction of a restaurant..

     Year Ended December 28, 1997
     ----------------------------
     In connection with the sale of a restaurant, the Company received a note receivable of $114,200 and a lease receivable of approximately $155,000.

     Year Ended December 29, 1996
     ----------------------------
     In connection with the sale of a restaurant, the Company received a note receivable of $294,000.

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

                         HUDSON'S GRILL OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------------------------

     Hudson's Grill of America, Inc. (the "Company") franchises and owns and operates full-service restaurants, primarily in California and Texas. As of January 3, 1999, the Company has twelve franchised restaurants. In late 1998, the Company completed construction of a training store in Richardson, Texas which is owned and operated by a subsidiary of the Company. Previously, the Company had owned two restaurants, both of which were closed in early 1998. In January 1998, the Company took over the operations of a franchised restaurant which it subsequently sold in 1998.

     The consolidated financial statements include the Company and its wholly-owned subsidiaries, Equipco, Inc., Hudson's Grill of Whittier, Inc., Hudson=s Grill International, Inc., and Hudson's Grill of Richardson, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     Fiscal Year
     -----------
     The Company's fiscal year is a fifty-two week period ending on the Sunday nearest December 31. The fiscal years 1998, 1997, and 1996 ended on January 3, 1999, December 28, 1997 and December 29, 1996, respectively.

     Cash and Cash Equivalents
     -------------------------
     Cash and cash equivalents for purposes of reporting cash flows consist of cash and short-term investments purchased with an original maturity of three months or less.

     Non-Current Assets
     ------------------
     Depreciation of property and equipment is recognized using the straight-line method over the estimated lives of the assets (generally five to seven years). Amortization of leaseholds is recognized using the straight-line method over the shorter of the initial term of the respective lease or the service life of the leased asset.

     Liquor licenses are recorded at cost and are amortized over ten years.

     Impairment of Long-Lived Assets
     -------------------------------
     In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of long lived assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows associated with an asset and its eventual disposition is less than the asset's carrying amount.

     Revenue Recognition
     -------------------
     Initial franchise fees are recognized as revenue when all material services or conditions relating to the sale have been substantially performed or satisfied. Continuing franchise fees are recognized as revenue as the fees are earned and become receivable from the franchisee.

     Income Taxes
     ------------
     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial and income tax reporting bases of assets and liabilities. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

                         HUDSON'S GRILL OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Stock-Based Compensation
     ------------------------
     The Company accounts for stock options and warrants granted to directors and employees in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"). "Accounting for Stock Issued to Employees", and related interpretations. Required pro forma disclosures of compensation expense determined under the fair value option pricing model method prescribed by Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Accounting for Stock-Based Compensation", are presented in Note 7.

     Income (Loss) per share
     -----------------------
     Income (loss) per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted income
     (loss) per share takes common equivalent shares into consideration. However, common equivalent shares are not considered if their effect is antidilutive. Common stock equivalents consist of outstanding stock options and warrants. Common stock equivalents are assumed to be exercised with the related proceeds used to repurchase outstanding shares except when the effect would be antidilutive. Common equivalent shares were antidilutive in the periods ended January 3, 1999, December 28, 1997, December 29, 1996.

     The weighted average number of shares outstanding used in the income (loss) per share computation was 6,056,986 for each of the periods ended January 3, 1999, December 28, 1997, and December 29, 1996.

     Segment Data
     ------------
     During  1998,  the  Company  adopted  Statement  of  Financial   Accounting
     Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and related Information". SFAS 131 establishes standards for the way public business enterprises report financial information about operating segments and supercedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", by replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect the Company's results of operations or financial position, but did affect the disclosure of segment information (see Note 11).

     Preopening Costs
     ----------------
     During 1998, the Company adopted Statement of Position 98-5 ("SOP 98-5"), "Reporting of the Costs of Start-up Activities". SOP 98-5 requires that start-up activity costs, such as those associated with the opening of a new restaurant be expensed as incurred. Preopening costs primarily consist of training and other costs incurred to develop new restaurant management teams, and the food, beverage and supplies costs incurred in the testing of equipment, concept systems, and recipes. Prior to 1998, the impact of recording preopening costs was not material to the consolidated financial statements.

     Continued Operations
     --------------------
     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred recurring losses from operations and has a shareholders= deficit of $434,271, as of January 3, 1999. In addition, the Company has significant contingent liabilities for future lease payments on closed restaurant locations as described in Note 5. These issues raise substantial doubt about the Company's ability to continue as a going concern.

                         HUDSON'S GRILL OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Management of the Company has recently opened a Company owned restaurant location and intends to continue to sell franchises in an attempt to improve operating results. They also believe the contingent lease liabilities can be settled without a significantly adverse effect on the Company.

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items in the accompanying financial statements that include estimates are notes and leases receivable and lease contingencies. Actual results could differ materially from those estimates.

     Reclassifications
     -----------------
     Certain  reclassifications  have  been  made  to  conform  the  prior  year
     financial    statements   to   the   current   year    presentation.    The
     reclassifications have no effect on net loss.

2.   FRANCHISE ACTIVITIES
     --------------------
     In 1991, the Company commenced franchising its Hudson's Grill concept. Under the terms of the standard franchise agreement, the franchisees are obligated to pay the Company an initial franchise fee of $25,000 (increased to $35,000 for agreements executed after October 1998), and a weekly continuing royalty fee of generally 4% of gross restaurant revenues, and must spend 3% of gross sales on approved advertising, including a weekly 1% marketing fee contributed to the Company's marketing fund. The Company is obligated to provide initial training, continuing management assistance, administration of advertising and sales promotion programs and establishment and monitoring of a marketing fund.

     Franchising revenues consisted of:

                                                     PERIODS ENDED
                                       -----------------------------------------
                                       JANUARY 3,    DECEMBER 28,   DECEMBER 29,
                                        1999          1997           1996
                                       ----------    ------------   ------------
Initial franchise revenues             $ 25,000      $ 50,000       $  20,000
Continuing franchise revenues           263,943       291,546         287,549
                                       --------      --------       ---------
    Total franchise revenues           $288,943      $341,546       $ 307,549
                                       ========      ========       =========

3.   NOTES AND LEASES RECEIVABLE
     ----------------------------

     In connection with the sale of a restaurant in 1997, the Company received a $114,200 note with interest equal to the greater of prime plus 2% or 12%. Terms of the note require monthly payments of interest only for one year, and then eighty-four monthly payments in amounts necessary to repay the remaining principal and interest on the note. At December 28, 1997, the balance of the note was $81,200, net of an allowance of $33,000. The note was written off during the year ended January 3, 1999 as described below.


     In connection with the sale of a restaurant in 1996, the Company received a $294,000 note with interest at 10.25%. Terms of the note require forty-seven monthly payments of principal and interest of $6,400 and a final payment of $76,655. At January 3, 1999 and December 28, 1997, the balance of the note was $194,871 and $234,507, respectively.

                         HUDSON'S GRILL OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In connection with the sale of a restaurant in 1994, the Company received a $262,800 note with interest equal to the greater of prime plus 2% or 9%, adjusted on a quarterly basis. Terms of the note require monthly payments of interest only for one year, and then ninety-six monthly payments in amounts necessary to repay the remaining principal and interest on the note. At December 28, 1997, the balance of the note was $235,272. The note was written off during the year ended January 3, 1999 as described below.

     Certain assets of the restaurant sold collateralize each of the notes referred to above.

     The Company also leased restaurant equipment to the purchasers of the restaurants sold in 1997 and 1994 mentioned above. The leases were classified as sales-type leases. At December 28, 1997, the net carrying value of the leases was $340,879. However, the lease receivables were written off during the year ended January 3, 1999 as described below.

     During 1998, both of the purchasers of the restaurants sold in 1997 and 1994 defaulted on their respective note and lease agreements. As a result, the Company recognized a loss on the sale of restaurants in 1998 of $165,730, which represents the net carrying value of the receivables offset by the deferred income associated with the sales of the restaurants



4.   Long-Term Debt
     --------------

     Long-term debt at January 3, 1999 consists of the following:

     Note payable to a shareholder, interest at 12%, principal and accrued
        interest due April 2000, collateralized by restaurant assets.                 $ 150,000

     Note payable to an entity owned by the Company's president, interest at
        12%, principal and accrued interest due April 2000,  collateralized by
        subordinated interest in restaurant assets.                                      90,227

     Equipment lease obligation payable in monthly installments of $1,016
        through September 2001 (see Note 5).                                             27,346
                                                                                      ---------
     Total                                                                              267,573
     Less current portion                                                                 8,689
                                                                                      ---------
     Long-term debt                                                                   $ 258,884
                                                                                      =========

     At January 3, 1999, future maturities of long-term debt are summarized as follows:

     Fiscal year:
                              1999               $  8,689
                              2000                250,287
                              2001                  8,597
                                                 --------
                              Total              $267,573
                                                 ========

     Subsequent to January 3, 1999 the Company received an additional $50,000 in connection with the note payable to the shareholder.

5.   Commitments and Contingencies
     -----------------------------

     Capital Leases
     --------------
     The Company leases certain equipment under a capital lease agreement which expires in 2001. At the end of the lease term, the Company has the option

                         HUDSON'S GRILL OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     to purchase the equipment for an amount equal to 10% its original cost. The value of the equipment, totaling $28,359, is included in property and equipment at January 3, 1999.

     Subsequent to January 3, 1999, the Company executed a capital lease agreement with a shareholder of the Company in connection with property and equipment of the Company's Richardson, Texas restaurant. Terms of the agreement require minimum lease payments of $4,500 payable monthly through March 2006. At the end of the lease term, the Company has the option to purchase the equipment for an amount equal to its fair market value.

     Operating Leases
     ----------------
     The Company's restaurant buildings are leased under noncancellable lease agreements having terms expiring at various dates through 2010. One lease provides for two 5 year renewals, at the option of the Company, to extend the term of the lease through 2013 and 2018, respectively. Certain leases are guaranteed by former directors. In addition to minimum lease payments (see below), the leases generally provide that the Company pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property, plus a percentage of gross receipts in excess of certain limits stated in the lease agreements. The payments on several of the leases have been made by other parties during 1998, 1997 and 1996 in connection with agreements to sell those restaurants.

     Commitments
     -----------
     At January 3, 1999, future minimum lease payments on capital and operating leases are summarized as follows:

     Fiscal Year:
                                                    Capital         Operating
                                                   ----------       ----------
              1999                                 $   12,192       $  202,596
              2000                                     12,192          202,596
              2001                                      9,144          216,797
              2002                                        --           227,124
              2003                                        --           227,124
              Thereafter                                  --         1,512,569
                                                   ----------       ----------
              Total minimum lease payments             33,528       $2,588,806
                                                                    ==========
              Amount representing interest             (6,182)
                                                   ----------
              Capital lease obligation (Note 4)    $   27,346
                                                   ==========

     In addition to the leases discussed above, the Company has assigned to respective purchasers certain building leases covering five restaurants previously sold. The Company is secondarily liable for the lease payments should the purchaser not fulfill their responsibility under the leases. The future lease payments for these restaurants total approximately $4,680,000 at January 3, 1999. In addition, the Company may be secondarily liable under other leases for restaurants sold in prior years.

     Total rent expense for operating leases were $65,051, $98,826 and $28,892 for the periods ended January 3, 1999, December 28, 1997 and December 29, 1999, respectively.

     Contingencies
     -------------
     During 1998, the Company closed its Westlake and Whittier locations and ceased paying rent under the related lease agreements. As a result, the

                         HUDSON'S GRILL OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Company recognized a loss on restaurant closures as of December 28, 1997 of $146,067, which represents the book value of the restaurant equipment that was forfeited to the landlords. However, the Westlake and Whittier lease agreements do not expire until 2010 and 2011, respectively, and the remaining payments under the lease agreements are each approximately $1,500,000.

     The landlords for each location filed a lawsuit against the Company to attempt to recover any losses they may incur. The Company and two co-guarantors reached an agreement with the landlord of the Westlake location to pay $500,000 to settle the landlord's claim. The Company and the two co-guarantors have negotiated an agreement to divide the settlement cost, such that the Company's share would total $83,333, to be paid out over several years. Management of the Company believes the agreement to divide the settlement cost is final, but it has not yet been signed by the parties. The Company and its legal counsel believe the Company has several courses of action to mitigate any additional liability under the Whittier lease agreement, but that the additional liability could range up to$950,000.

     The future lease payments under the Whittier lease are included in the future minimum lease payment schedule above. The future lease payments for the Westlake lease are not included in the schedule, due to the settlement.

     In March 1998, a former franchisee initiated an action against the Company claiming damages related to losses sustained by the franchisee in connection with a joint venture agreement with the Company to operate a restaurant location. Damages claimed by the franchisee are between $140,000 and $350,000, plus punitive damages. The Company and its legal counsel believe the lawsuit to be without merit and intend to defend vigorously against this action.

     The Company has accrued $185,000 as of January 3, 1999 for legal and other settlement costs related to the three matters described above.

     In 1998, the Company transferred certain assets and liabilities to its wholly-owned subsidiary Hudson's Grill International, Inc. ("HGI"). The Company may distribute to its shareholders the shares of HGI and register those shares with the Securities and Exchange Commission.

6.   INCOME TAXES
     ------------

     There was no income tax provision in 1998, 1997 and 1996 due to the net losses incurred in those years.

     Temporary differences between accounting for income tax and financial reporting purposes give rise to deferred income taxes as follows:

                                                 JANUARY 3,         DECEMBER 28,
                                                   1999                1997
                                               ------------         ------------
       Deferred tax asset:
          Depreciation                         $  152,000           $  165,000
          Accrued settlement                       63,000               68,000
          Deferral income and rent                 79,000              251,000
          Net operating loss                      400,000              231,000
          Valuation allowance                    (694,000)            (715,000)
                                               ----------           ----------
                                               $    --              $     --
                                               ==========           ==========

     At January 3, 1999 the Company had net operating  loss (NOL) and investment

                         HUDSON'S GRILL OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     tax credit carryforwards for Federal income tax purposes of approximately $1,200,000 and $180,000, respectively. Use of these carryforwards (with the exception of approximately $1,030,000 of the NOL carryforward) are limited.

7.   SHAREHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
     -------------------------------------------------

     Preferred Stock
     ---------------
     The Company is authorized to issue up to 5,000,000 shares of preferred stock. It can be issued with rights and preferences as determined by the Company's board of directors.

     Stock Option Plans
     ------------------
     The Company has an incentive stock option plan ("ISO") which provides for the issuance of options to officers, directors and employees to purchase up to 825,000 shares of the Company's common stock. Options are exercisable at prices equal to the fair market value of common stock at the grant date, vest 20% annually and expire generally within five years. The Company also has a Directors' Stock Option Plan ("DSO"). This plan provides for the issuance of up to 200,000 shares of stock to non-employee directors in increments of 10,000 shares every two years. Options will be issued at the average of the closing bid-ask price on the date of the grant. No options were outstanding as of January 3, 1999, December 28, 1997, and December 29, 1996 under either plan.

     Other Options and Warrants
     --------------------------
     In January 1994, in connection with a debt restructuring agreement, the Company issued warrants to a former director. The warrants are exercisable for 4,000,000 shares of common stock at $.0625 per share and expire in 2004. The exercise price approximated the market value of the stock at the time of grant. None of the warrants had been exercised as of January 3, 1999.

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



     The following table summarizes the option and warrant activity for the years ended:

                                            JANUARY 3,                   DECEMBER 28,                 DECEMBER 29,
                                              1999                          1997                          1996
                                       ---------------------       -----------------------      ------------------------
                                                    Weighted                      Weighted                      Weighted
                                                     Average                       Average                       Average
                                       Number       Exercise        Number        Exercise       Number of      Exercise
                                       of Shares      Price        of Shares         Price          Shares        Price
                                      ----------    --------       ----------     --------       ---------      --------

    Outstanding, beginning
    of year                            4,300,000        .07         4,200,000          .07        4,200,000          .09
       Granted to officer
         and director                       --          --            100,000          .14          100,000          .17
       Expired                              --          --              --            --           (100,000)        1.00
       Exercised                            --          --              --            --              --             --
                                       ---------     ------         ---------       ------       ----------       ------
    Outstanding, end of year           4,300,000        .07         4,300,000          .07        4,200,000          .07
                                       =========     ======         =========       ======       ==========       ======


                         HUDSON'S GRILL OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     As of January 3, 1999, 4,300,000 options and warrants are exercisable. If not previously exercised, warrants and options outstanding will expire as follows:

                  Period Ending
                December 28, 1997         Number of           Weighted Average
                                            Shares             Exercise Price

                     2003                   300,000                    .14
                     2004                 4,000,000                    .06
                                          ---------                   ----

                                          4,300,000                    .07
                                          =========                   ====

     The weighted average exercise price equaled the market price for all warrants and options granted during the periods ended December 28, 1997, and December 29, 1996.

     Pro Forma Stock Based Compensation Disclosures
     ----------------------------------------------
     As reflected in Note 1, the Company applies APB No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for grants of options to the employees since the exercise prices were not less than the fair value of the Company's common stock on the measurement date. Had compensation been determined based on the fair value at the measurement dates for awards under those plans consistent with the method prescribed by SFAS No.123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below.

                                                         PERIOD ENDED
                                                DECEMBER 28,        DECEMBER 29,

                                                   1997                 1996
                                                   -----                ----

      Net loss
           As reported                       $  (391,198)          $ (261,334)
           Pro forma                            (399,558)            (276,334)
      Net loss per common share
           As reported                       $      (.06)          $     (.04)
           Pro forma                                (.06)                (.05)


     The fair value of the options granted in 1997 and 1996 were estimated on the date of vesting using the Black-Scholes option-pricing model with the following weighted assumptions:

                                                           PERIOD ENDED
                                                     DECEMBER 28,   DECEMBER 29,

                                                         1997            1996
                                                     ------------   ------------

      Expected volatility                                132.3%         116.3%
      Risk-free interest rate                             5.75%          6.25%
      Expected dividends                                   --             --
      Expected terms (in years)                            6              7

8.   RELATED PARTY TRANSACTIONS
     --------------------------

     The Company has amounts payable to an officer and to a shareholder that total $56,940 at January 3, 1999. The payables result from advances made by these related parties.

                         HUDSON'S GRILL OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During the periods ended January 3, 1999 and December 38, 1997, the Company incurred $41,000 and $69,000, respectively for legal services provided by a firm associated with a director of the Company.

     Additional related party transactions are described in Note 4.

9.   FINANCIAL INSTRUMENTS
     ---------------------

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

     At January 3, 1999, accounts receivable totaled $9,992, net of an allowance for doubtful accounts of $62,000. The Company does not require collateral for accounts receivable, but performs periodic credit evaluations on its customers' financial condition and believes that the allowance for doubtful accounts is adequate.

     The Company periodically maintains cash balances in excess of FDIC insurance limits.

     Notes and leases receivables are described in Note 3.

     Fair Value of Financial Instruments
     -----------------------------------
     The estimated fair values of the Company's financial instruments were determined by management using available market information and appropriate valuation methodologies. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange.

     At January 3, 1999, cash, accounts receivable, other receivable and accounts payable have fair values that approximate book values based on their short term or demand maturity. The fair values of notes receivable and notes payable are based on estimated discounted cash flows. Management believes the fair values of these instruments approximate book values at January 3, 1999.

10.  YEAR 2000
     ---------

     The Company and/or other entities with which the Company transacts business could be adversely affected by the year 2000 problem, which is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company has taken actions it believes are reasonably designed to address the year 2000 problem with respect to computer systems in use, but has not fully determined the impact on their future operations or the costs they may incur to remediate the problem. There can be no assurance the actions taken

                         HUDSON'S GRILL OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     by the Company will be sufficient to avoid any adverse impacts to the Company. However, management believes the year 2000 problem will not have a materially adverse effect on the Company.

11.  OPERATING SEGMENT INFORMATION
     -----------------------------

     Full service restaurants are owned and operated by the Company or operated by independent owners under a franchise agreement. Accordingly, the Company categorizes its operating segments based on ownership of underlying business enterprises. Management evaluates financial performance and allocates resources based on the revenue streams associated with these operating segments. Revenues from Company operated restaurants consist of food and beverage sales. Revenues from franchise operations are as described in Note 2 and includes income derived from leased equipment. Certain restaurants have been operated under joint venture arrangements and sales contracts and the Company presents them with the franchise operating segment due to similarity of associated revenues.

     Operating segment information is summarized as follows:

                                                    PERIOD ENDED
                                    JANUARY 3,      DECEMBER 28,   DECEMBER 29,
                                       1999            1997            1996
                                    -----------     ------------   ------------
       Segment revenue:
          Company                    $  301,440     $  226,009     $  109,806
          Franchise                     341,290        434,894        507,109
                                     ----------     ----------    -----------

                    Total               642,730        660,903        616,915

          Other revenue                 100,093        134,099         99,235
                                     ----------     ----------     ----------

          Consolidated revenues      $  742,823     $  795,002     $  716,150
                                     ==========     ==========     ==========

     Operating costs and revenues are not reported to management by segment. Management measures profit and loss on a company-wide basis, therefore such segment information is not presented.

     The assets attributable to the Company's operating segments consist primarily of accounts receivable, property and equipment, note and lease receivables, liquor licenses and other non-current items. Segment assets exclude corporate assets consisting of cash and cash equivalents and corporate office property and equipment as well as certain unallocated prepaid expense and supply items.

     Operating segment asset information is summarized as follows:

                                               JANUARY 3,           DECEMBER 28,        DECEMBER 29,
                                                   1999                  1997                1996
                                               ------------         ------------        ------------

       Segment assets:
          Company                              $    448,296          $    37,754         $    27,186
          Franchise                                 236,454            1,003,597           1,216,218
                                               ------------          -----------        ------------

                    Total                           684,750            1,041,351           1,243,404

       General corporate assets                      55,980               75,369             108,656
                                               ------------          -----------         -----------

       Consolidated assets                     $    740,730          $ 1,116,720         $ 1,352,060
                                               ============          ===========         ===========

       Expenditures for long-lived
       assets

          Company                              $    276,921          $    13,434         $      --
          Franchise                                   --                    --                  --
          Other                                       --                   1,800              14,012
                                               ------------          -----------         -----------
                    Total                      $    276,921          $    15,234         $    14,012
                                               ============          ===========         ===========

