Form 10QSB
period 1999-03-31
HUDSONS GRILL OF AMERICA INC
filed 1999-05-18
CIK 729545

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 1999

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

                          PART I   FINANCIAL INFORMATION

   Item 1.  Financial Statements

                        HUDSON'S GRILL OF AMERICA, INC.

                         CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                              ASSETS

                                          March 31,     January 3,
                                            1999           1999

CURRENT ASSETS:
  Cash and cash equivalents             $    21,045     $    22,169
  Accounts receivable, net of allowance
    for doubtful accounts of $73,406
    and $62,000 respectively                  5,708           9,992
  Other receivable                            4,877         101,633
  Current portion of notes and leases
    receivable                               60,350          60,350
  Prepaid expenses and other
   receivables                               26,575          26,354

       Total current assets                 118,555         220,498

PROPERTY AND EQUIPMENT, at cost:
  Leasehold improvements                    294,373         282,877
  Restaurant equipment                      356,357          91,477
  Furniture and fixtures                      5,851           5,851

       Total property and equipment         656,581         380,205

  Less accumulated depreciation
    and amortization                        (34,160)        (13,763)

       Property and equipment, net          622,421         366,442


LONG TERM PORTION OF NOTES
  AND LEASES RECEIVABLE, net of
  allowance for doubtful accounts
  of $-0- and $-0- respectively             124,945         134,521

LIQUOR LICENSES, net of
  accumulated amortization
  of $-0- and $-0- respectively               2,016           3,288

OTHER ASSETS                                 16,531          15,981

      Total assets                      $   884,468     $   740,730




                        HUDSON'S GRILL OF AMERICA, INC.

                         CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                             March 31,    January 3,
                                                1999          1999


CURRENT LIABILITIES:
  Current portion of long-term debt
    and capital lease obligation            $   36,158     $    8,689
  Accounts payable - trade                     229,539        291,772
  Advances - related parties                    57,150         56,940
  Accrued liabilities                          225,001        196,210

    Total current liabilities                  547,848        553,611

LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATION, net of current portion           541,166        258,884

OTHER LONG-TERM LIABILITIES                    114,325        130,654

DEFERRED INCOME                                221,974        231,852

COMMITMENTS AND CONTINGENCIES
   (Note 5)

SHAREHOLDERS' DEFICIT:
  Preferred stock, 5,000,000
    shares authorized, none
    issued or outstanding
  Common stock, no par value
     100,000,000 shares authorized
     6,056,986 shares issued and
     outstanding                             4,456,457      4,456,457
  Accumulated deficit                       (4,997,302)    (4,890,728)
    Total shareholders' equity                (540,845)      (434,271)

    Total liabilities and
      and shareholders' equity              $  884,468     $  740,730





                        HUDSON'S GRILL OF AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           For the three months ended
                                           March 31,       March 31,
                                             1999            1998

REVENUES:
  Net sales                              $   231,088      $   226,745
  Franchise revenues                          39,988           82,974
  Equipment lease income                       6,849           12,515
  Gain on sales of restaurants                 6,517           11,423
  Other income                                21,864           16,330

    Total revenues                           306,306          349,987

COSTS AND EXPENSES:
  Cost of sales                              283,484          235,549
  General and administrative                 104,084          139,014
  Depreciation and amortization               20,448            3,280
    Total costs and expenses                 408,016          377,843

    Income (loss) from operations           (101,710)         (27,856)

OTHER INCOME (EXPENSE):
  Interest expense                            (9,263)
  Interest income                              4,399            7,767
    Total other income (expense)              (4,864)           7,767


INCOME (LOSS) BEFORE INCOME TAXES           (106,574)         (20,089)

Provision for income taxes

NET INCOME (LOSS) AND
  COMPREHENSIVE INCOME (LOSS)            $  (106,574)     $   (20,089)

INCOME (LOSS) PER SHARE
  Basic and diluted net
    income (loss) and comprehensive
    income (loss) per share              $    (.0175)     $     (.003)




                        HUDSON'S GRILL OF AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            For the nine months ended
                                   March 31,       March 31,
                                             1999            1998

REVENUES:
  Net sales                              $   301,441      $   103,890
  Franchising fees from restaurants
    under sales contracts                                      15,573
  Franchise revenues                         212,952          252,463
  Equipment lease income                      45,172           56,139
  Gain on sales of restaurants                36,591           53,165
  Other income                                52,164           51,440
    Total revenues                           648,320          532,670

COSTS AND EXPENSES:
  Cost of sales                              310,442          116,938
  General and administrative                 368,155          445,584
  Depreciation and amortization                8,324           24,371
    Total costs and expenses                 686,921          586,893

    Income (loss) from operations            (38,601)         (54,223)

OTHER INCOME (EXPENSE):
  Interest expense                              (251)            (672)
  Interest income                             38,955           61,494
    Total other income (expense)              38,704           60,822


INCOME (LOSS) BEFORE INCOME TAXES                103            6,599

Provision for income taxes

NET INCOME (LOSS)                        $       103      $     6,599

INCOME (LOSS) PER SHARE
  Basic and diluted net
    income (loss) and comprehensive
    income (loss) per share              $    .00001      $     .0007





                        HUDSON'S GRILL OF AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                           For the three months ended
                                    March 31,       March 31,
                                             1999            1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $ (106,574)    $  (20,089)
  Adjustments to reconcile net income
   (loss) to net cash used by operating
   activities:
     Depreciation and amortization            20,448          3,280
     (Gain) loss on sales and closures
       of restaurants                         (6,517)       (11,424)
  Changes in assets and liabilities:
     Accounts receivable                      89,635          5,129
     Prepaid expenses and other              (11,755)         1,292
     Accounts payable                        (62,233)        33,641
     Accrued liabilities and other            32,922         (1,819)
       Net cash provided (used)
       by operating activities               (44,074)        10,010

CASH FLOWS FROM INVESTING ACTIVITIES:
  Notes receivable principal payments          9,576          7,337
  Leases receivable principal payments                        7,385
  Increase in fixed assets                   (19,552)        (1,922)
      Net cash provided (used) by
      investing activities                    (9,976)        12,800

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt             60,000
     Repayments of long-term debt             (7,073)
      Net cash provided (used) by
      financing activities                    52,927

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            (1,123)        22,810

CASH AND CASH EQUIVALENTS, beginning
  of period                                   22,168         42,401

CASH AND CASH EQUIVALENTS, end
  of period                               $   21,045     $   65,211

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                        $    1,479     $
     Income taxes paid                    $              $





                        HUDSON'S GRILL OF AMERICA, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS,  continued

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:


Period ended March 31, 1999
In connection with the acquisition of property and equipment, the company executed a capital lease agreement for $256,824 and incurred long-term debt of $256,824.




                     HUDSON'S GRILL OF AMERICA, INC.

                Notes to Consolidated Financial Statements


A.   Basis of Presentation

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's annual report and most recent audited financial statements included in the report on Form 10-KSB for the year ended
January 3, 1999, filed with the Securities and Exchange Commission.

     The interim financial information included hereto is unaudited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.



   Item 2.  Management Discussion and Analysis.

     Material changes in the financial condition of the issuer and in the results of its operations since the end of its last fiscal year and its results from the comparable period in its last fiscal year include the following.

     The issuer's other receivables at March 31, 1999 ("Q1") were $4,877 as compared to $101,633 at January 3, 1999 ("FYE"). Its restaurant equipment at Q1 was $356,357 as compared to $91,477 at FYE. Equipment increased because of equipment for the January opening of the Dallas Hudson's Grill.

     Accounts payable decreased at Q1 to $229,539 from $291,772 at FYE. On the other hand, the current portion of long term debt increased to $36,158 at Q1 from $8,689 at FYE; also accrued liabilities increased at Q1 to $225,001 from $196,210 at FYE. Long term debt and capital lease obligations increased, too, at Q1 to $541,166 from $258,884 at FYE. These increases primarily are a result of the loans received during the first quarter to complete, open and operate the Dallas Hudson's Grill that opened in January 1999.

     Material changes in the results of operations of Q1 compared to the first quarter of 1998 ("Q98") include the following. Net Sales remained about the same, but cost of sales increased to $283,484 in Q1 from $235,549 in Q98. These are a result of losses that have occurred at the newly opened Dallas location. Franchising revenues from restaurants under contract decreased from $82,974 in Q98 to $39,988 in Q1 because of fewer operating franchises and because some of the franchises have not been paying their fees. The Company is pursuing these fees through litigation. Thus, income from operations decreased substantially from a loss of ($27,856) in Q98 to ($101,710) in Q1.

     General and administrative expenses dropped somewhat in Q1 to $104, 084 from $139,014 in Q98. Interest expense increased because of the loans for the new Dallas restaurant; in Q98 there was no interest expense, but in Q1 the Company incurred $9,263.

     The Company incurred a loss of ($106,574) (($.0175) per share) in Q1 as compared to a loss of ($20,089) (($.003) per share) in Q98.

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


                 PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.

     The registrant incorporates by reference its response in its Form 10-KSB filed with the Securities and Exchange Commission on May 12, 1999. The registrant is not aware of any other litigation not already disclosed in its recently filed SEC Form 10-KSB.

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

     (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ending March 31, 1998, or shortly thereafter:

     1. January 29, 1999. The Company announced the opening of its Dallas, Texas, location, which is the first Company owned and operated location to be built in many years. It is a free standing unit based on the Company's most recent design.

     2. April 23, 1999. The Company announced the opening of a new Hudson's Grill in Marquette, Michigan, by Sharfe, L.L.C., a franchisee that is owned by Frank and Jim Stabile. It is a free standing unit based on the new design. The Company also announced the settlement of a lawsuit involving the Westlake location formerly operated by the Company.




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


                                     Date:     May 15, 1999



      elink\filing\10QSB.991