Form 10QSB
period 1999-06-30
HUDSONS GRILL OF AMERICA INC
filed 1999-08-17
CIK 729545

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 1999

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

                          PART I   FINANCIAL INFORMATION

   Item 1.  Financial Statements

HUDSON'S GRILL OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS
     (UNAUDITED)


                            ASSETS

                                          June 30,      January 3,
                                            1999           1999

CURRENT ASSETS:
  Cash and cash equivalents             $    27,613     $    22,169
  Accounts receivable, net of allowance
    for doubtful accounts of $87,185
    and $62,000 respectively                  7,777           9,992
  Other receivable                            6,866         101,633
  Current portion of notes and leases
    receivable                               60,350          60,350
  Prepaid expenses and other
   receivables                               25,875          26,354

       Total current assets                 128,481         220,498

PROPERTY AND EQUIPMENT, at cost:
  Leasehold improvements                    294,550         282,877
  Restaurant equipment                      359,285          91,477
  Furniture and fixtures                      5,851           5,851

       Total property and equipment         659,686         380,205

  Less accumulated depreciation
    and amortization                        (54,557)        (13,763)

       Property and equipment, net          605,129         366,442


LONG TERM PORTION OF NOTES
  AND LEASES RECEIVABLE, net of
  allowance for doubtful accounts
  of $-0- and $-0- respectively             110,142         134,521

LIQUOR LICENSES, net of
  accumulated amortization
  of $-0- and $-0- respectively                               3,288

OTHER ASSETS                                 16,480          15,981

      Total assets                      $   860,232     $   740,730

HUDSON'S GRILL OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS
     (UNAUDITED)


                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                             June 30,     January 3,
                                                1999          1999


CURRENT LIABILITIES:
  Current portion of long-term debt
    and capital lease obligation            $   45,384     $    8,689
  Accounts payable - trade                     234,107        291,772
  Advances - related parties                    46,982         56,940
  Accrued liabilities                          260,018        196,210

    Total current liabilities                  586,491        553,611

LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATION, net of current portion           567,604        258,884

OTHER LONG-TERM LIABILITIES                     97,995        130,654

DEFERRED INCOME                                208,540        231,852

COMMITMENTS AND CONTINGENCIES
   (Note 5)

SHAREHOLDERS' DEFICIT:
  Preferred stock, 5,000,000
    shares authorized, none
    issued or outstanding
  Common stock, no par value
     100,000,000 shares authorized
     6,056,986 shares issued and
     outstanding                             4,456,457      4,456,457
  Accumulated deficit                       (5,056,855)    (4,890,728)
    Total shareholders' equity                (600,398)      (434,271)

    Total liabilities and
      and shareholders' equity              $  860,232     $  740,730







HUDSON'S GRILL OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
                          AND COMPREHENSIVE INCOME
     (UNAUDITED)

                                           For the three months ended
                                           June 30,        June 30,
                                             1999            1998

REVENUES:
  Net sales                              $   262,665      $    74,696
  Franchise revenues                          62,370           61,218
  Equipment lease income                       7,427           20,548
  Gain on sales of restaurants                10,073           20,945
  Other income                                20,639           17,499

    Total revenues                           363,174          194,906

COSTS AND EXPENSES:
  Cost of sales                              242,591           74,882
  General and administrative                 143,568          116,187
  Depreciation and amortization               20,447            3,060
    Total costs and expenses                 406,606          194,129

    Income (loss) from operations            (43,432)             777

OTHER INCOME (EXPENSE):
  Interest expense                           (20,156)            (251)
  Interest income                              4,035           16,160
    Total other income (expense)             (16,121)          15,909


INCOME (LOSS) BEFORE INCOME TAXES            (59,553)          16,686

Provision for income taxes

NET INCOME (LOSS) AND
  COMPREHENSIVE INCOME (LOSS)            $   (59,553)     $    16,686

INCOME (LOSS) PER SHARE
  Basic and diluted net
    income (loss) and comprehensive
    income (loss) per share              $    (.0098)     $     .0017







HUDSON'S GRILL OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
                          AND COMPREHENSIVE INCOME
     (UNAUDITED)

                                           For the six months ended
                                           June 30,        June 30,
                                             1999            1998

REVENUES:
  Net sales                              $   493,753      $   301,441
  Franchise revenues                         102,358          144,192
  Equipment lease income                      14,276           33,063
  Gain on sales of restaurants                16,590           32,368
  Other income                                42,503           33,829

    Total revenues                           669,480          544,893

COSTS AND EXPENSES:
  Cost of sales                              526,075          310,431
  General and administrative                 247,652          255,201
  Depreciation and amortization               40,895            6,340
    Total costs and expenses                 814,622          571,972

    Income (loss) from operations           (145,142)         (27,079)

OTHER INCOME (EXPENSE):
  Interest expense                           (29,419)            (251)
  Interest income                              8,434           23,927
    Total other income (expense)             (20,985)          23,676


INCOME (LOSS) BEFORE INCOME TAXES           (166,127)          (3,403)

Provision for income taxes

NET INCOME (LOSS) AND
  COMPREHENSIVE INCOME (LOSS)            $  (166,127)     $    (3,403)

INCOME (LOSS) PER SHARE
  Basic and diluted net
    income (loss) and comprehensive
    income (loss) per share              $    (.0274)     $    (.0006)







HUDSON'S GRILL OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

                                           For the six months ended
                                            June 30,        June 30,
                                             1999            1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $ (166,127)    $   (3,403)
  Adjustments to reconcile net income
   (loss) to net cash used by operating
   activities:
     Depreciation and amortization            40,895          6,218
     (Gain) loss on sales and closures
       of restaurants                        (16,590)       (28,443)
  Changes in assets and liabilities:
     Accounts receivable                      71,799       (100,549)
     Prepaid expenses and other              (12,454)        (3,226)
     Accounts payable                        (37,664)       103,319
     Accrued liabilities and other            63,734        (34,020)
       Net cash provided (used)
       by operating activities               (56,407)       (60,104)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of assets                            9,000
  Notes receivable principal payments         24,379         18,110
  Leases receivable principal payments                       26,994
  Increase in fixed assets                   (22,657)       (10,171)
      Net cash provided (used) by
      investing activities                     1,722         43,933

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt             71,000
     Repayments of long-term debt            (10,870)
      Net cash provided (used) by
      financing activities                    60,130

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                             5,445        (16,171)

CASH AND CASH EQUIVALENTS, beginning
  of period                                   22,168         42,401

CASH AND CASH EQUIVALENTS, end
  of period                               $   27,613     $   26,230

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                        $    4,714     $      251
     Income taxes paid                    $              $





HUDSON'S GRILL OF AMERICA, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS,  continued

             SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:


Period ended June 30, 1999

In connection with the payment of an existing liability, the company incurred a long-term debt of $28,460.

In connection with the acquisition of property and equipment, the company executed a capital lease agreement for $256,824 and incurred long-term debt of $256,824.


Period ended June 30, 1998.

The Company sold the restaurant located in Carrollton, TX. No notes receivable or lease receivable was generated with this sale.






























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

The interim financial information included hereto is unaudited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim periods. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.



   Item 2.  Management Discussion and Analysis.

     Material changes in the financial condition of the issuer and in the results of its operations since the end of its last fiscal year and its results from the comparable period in its last fiscal year include the following.

     The issuer's other receivables at June 30, 1999 ("Q2") were $6,866 as compared to $101,633 at January 3, 1999 ("FYE"). Its restaurant equipment at Q2 was $359,285 as compared to $91,477 at FYE. Equipment increased because of equipment for the January opening of the Dallas Hudson's Grill. Accumulated depreciation accordingly increased at Q2 to $54,557 from $13,763 at FYE.

     Trade accounts payable decreased at Q2 to $234,107 from $291,772 at FYE. On the other hand, the current portion of long term debt increased to $45,384 at Q2 from $8,689 at FYE; also accrued liabilities increased at Q2 to $260,018 from $196,210 at FYE. Long term debt and capital lease obligations increased, too, at Q2 to $567,604 from $258,884 at FYE. These increases primarily are a result of the loans received during the first quarter to complete, open and operate the Dallas Hudson's
Grill in Dallas that opened in January 1999. On the other hand, the other long term liabilities decreased at Q2 to $97,995 from $130,654 at FYE.

     Material changes in the results of operations of Q2 compared to the second quarter of 1998 ("Q98") include the following. Net sales increased in Q2 to $262,665 from $74,696 in Q98 as a result of the newly opened Dallas location. Cost of sales increased to $242,591 in Q2 from $74,882 in Q98. Franchising revenues from restaurants under contract increased slightly from $61,218 in Q98 to $62,370 in Q2. Depreciation increased in Q2 to $20,447 from $3,060 in Q98 because of the increased equipment at the Dallas location. Thus, income from operations decreased substantially from a gain of $777 in Q98 to a loss of ($43,432) in Q2.

     General and administrative expenses increased in Q2 to $143,568 from $116,187 in Q98. Interest expense increased because of the loans for the new Dallas restaurant; in Q98 there was $251 in interest expense, but in Q2 the Company incurred $20,156. Interest income likewise dropped.

     Thus, the Company incurred a loss of ($59,553) (($.0098) per share) in Q2 as compared to a gain of $16,686 ($.0017 per share) in Q98.

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


                 PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.

     The registrant incorporates by reference its response in its Form 10-KSB filed with the Securities and Exchange Commission on May 12, 1999. Additionally, the Company received a copy of a lawsuit that had been filed in California against it by Michael Miller and Ralph Norwood, current franchisees of the Company, alleging breaches of their franchise agreement. The lawsuit has not been served properly on the Company, and the Company believes the lawsuit was filed in an attempt to defend against a judgment that the Company has obtained in Texas against the franchisees. The Texas judgment currently is being collected in California against the franchisees; however, at this time, the Company believes that an amicable settlement ultimately can be made with the franchisees.

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

     Item 4.  Submission of Matters to a Vote of Security Holders.

    There were no matters submitted to a vote of security holders during Q2 except the election of directors and the ratification of the selection of the Company's auditors.

     Item 5.  Other Information.

     The registrant does not have any material new information that has not already been disclosed in Forms 8-K and 10-KSB filed since April 1, 1999.

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

     (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ending June 30, 1999, or shortly thereafter:

        1. April 23, 1999. The Company announced the opening of a new Hudson's Grill in Marquette, Michigan, by Sharfe, L.L.C., a franchisee that is owned by Frank and Jim Stabile. It is a free standing unit based on the new design. The Company also announced the settlement of a lawsuit involving the Westlake location formerly operated by the Company.




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


                                     Date:     August 16, 1999



      elink\filing\10QSB.992