Form 10QSB
period 1999-09-30
HUDSONS GRILL OF AMERICA INC
filed 1999-11-19
CIK 729545

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1999

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

                        PART I   FINANCIAL INFORMATION

   Item 1.  Financial Statements

                    HUDSON'S GRILL OF AMERICA, INC.

                     CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)


                              ASSETS

                                        September 30,   January 31,
                                            1999           1999

CURRENT ASSETS:
  Cash and cash equivalents             $    16,795     $    22,169
  Accounts receivable, net of allowance
    for doubtful accounts of $99,180
    and $62,000 respectively                  7,220           9,992
  Other receivable                            5,291         101,633
  Current portion of notes and leases
    receivable                               60,350          60,350
  Prepaid expenses and other
   receivables                               31,558          26,354

       Total current assets                 121,214         220,498

PROPERTY AND EQUIPMENT, at cost:
  Leasehold improvements                    294,550         282,877
  Restaurant equipment                      359,285          91,477
  Furniture and fixtures                      5,851           5,851

       Total property and equipment         659,686         380,205

  Less accumulated depreciation
    and amortization                        (74,954)        (13,763)

       Property and equipment, net          584,732         366,442


LONG TERM PORTION OF NOTES
  AND LEASES RECEIVABLE, net of
  allowance for doubtful accounts
  of $-0- and $-0- respectively             100,072         134,521

LIQUOR LICENSES, net of
  accumulated amortization
  of $-0- and $-0- respectively                               3,288

OTHER ASSETS                                 16,429          15,981

      Total assets                      $   822,447     $   740,730


                    HUDSON'S GRILL OF AMERICA, INC.

                     CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)


                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                           September 30,   January 3,
                                                1999          1999


CURRENT LIABILITIES:
  Current portion of long-term debt
    and capital lease obligation            $   57,879     $    8,689
  Accounts payable - trade                     247,462        291,772
  Advances - related parties                    59,124         56,940
  Accrued liabilities                          280,187        196,210

    Total current liabilities                  644,652        553,611

LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATION, net of current portion           550,795        258,884

OTHER LONG-TERM LIABILITIES                     81,665        130,654

DEFERRED INCOME                                198,327        231,852

COMMITMENTS AND CONTINGENCIES
   (Note 5)

SHAREHOLDERS' DEFICIT:
  Preferred stock, 5,000,000
    shares authorized, none
    issued or outstanding
  Common stock, no par value
     100,000,000 shares authorized
     6,056,986 shares issued and
     outstanding                             4,456,457      4,456,457
  Accumulated deficit                       (5,109,449)    (4,890,728)
    Total shareholders' equity                (652,992)      (434,271)

    Total liabilities and
      and shareholders' equity              $  822,447     $  740,730








                    HUDSON'S GRILL OF AMERICA, INC.

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE INCOME
                              (UNAUDITED)

                                           For the three months ended
                                         September 30,   September 30,
                                             1999            1998

REVENUES:
  Net sales                              $   233,332      $
  Franchise revenues                          66,388           68,760
  Equipment lease income                       7,084           12,109
  Gain on sales of restaurants                 6,853            4,223
  Other income                                16,330           18,335

    Total revenues                           329,987          103,427

COSTS AND EXPENSES:
  Cost of sales                              225,241               11
  General and administrative                 120,392          112,954
  Depreciation and amortization               20,449            1,984
    Total costs and expenses                 366,082          114,949

    Income (loss) from operations            (36,095)         (11,522)

OTHER INCOME (EXPENSE):
  Interest expense                           (20,166)
  Interest income                              3,668           15,028
    Total other income (expense)             (16,498)          15,028


INCOME (LOSS) BEFORE INCOME TAXES            (52,593)           3,506

Provision for income taxes

NET INCOME (LOSS) AND
  COMPREHENSIVE INCOME (LOSS)            $   (52,593)     $     3,506

INCOME (LOSS) PER SHARE
  Basic and diluted net
    income (loss) and comprehensive
    income (loss) per share              $   (.00868)     $     .0003








                    HUDSON'S GRILL OF AMERICA, INC.

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE INCOME
                              (UNAUDITED)

                                           For the nine months ended
                                         September 30,   September 30,
                                             1999            1998

REVENUES:
  Net sales                              $   727,085      $   301,441
  Franchise revenues                         168,746          212,952
  Equipment lease income                      21,360           45,172
  Gain on sales of restaurants                23,443           36,591
  Other income                                58,833           52,164

    Total revenues                           999,467          648,320

COSTS AND EXPENSES:
  Cost of sales                              751,316          310,442
  General and administrative                 368,044          368,155
  Depreciation and amortization               61,344            8,324
    Total costs and expenses               1,180,704          686,921

    Income (loss) from operations           (181,237)         (38,601)

OTHER INCOME (EXPENSE):
  Interest expense                           (49,585)            (251)
  Interest income                             12,102           38,955
    Total other income (expense)             (37,483)          38,704


INCOME (LOSS) BEFORE INCOME TAXES           (218,720)             103

Provision for income taxes

NET INCOME (LOSS) AND
  COMPREHENSIVE INCOME (LOSS)            $  (218,720)     $       103

INCOME (LOSS) PER SHARE
  Basic and diluted net
    income (loss) and comprehensive
    income (loss) per share              $   (.03611)     $    .00001








                    HUDSON'S GRILL OF AMERICA, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOW


                                          For the nine months ended
                                         September 30,   September 30,
                                             1999            1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $ (218,720)    $      103
  Adjustments to reconcile net income
   (loss) to net cash used by operating
   activities:
     Depreciation and amortization            61,343          8,324
     (Gain) loss on sales and closures
       of restaurants                        (23,443)       (36,591)
  Changes in assets and liabilities:
     Accounts receivable                      61,935        (19,273)
     Prepaid expenses and other              (22,686)        (4,947)
     Accounts payable                        (24,309)        32,770
     Accrued liabilities and other            92,897         (5,534)
       Net cash provided (used)
       by operating activities               (72,983)       (25,148)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of assets                           20,120
  Notes receivable principal payments         34,449         31,712
  Leases receivable principal payments                       37,148
  Increase in fixed assets                   (22,657)      (126,016)
      Net cash provided (used) by
      investing activities                    11,792        (37,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt             71,000        100,000
     Repayments of long-term debt            (15,183)
      Net cash provided (used) by
      financing activities                    55,817        100,000

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            (5,374)        37,816

CASH AND CASH EQUIVALENTS, beginning
  of period                                   22,169         42,401

CASH AND CASH EQUIVALENTS, end
  of period                               $   16,795     $   80,217

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                        $    8,218     $      251
     Income taxes paid                    $              $




                    HUDSON'S GRILL OF AMERICA, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS,  continued

              SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:


Period ended September 30, 1999

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

The interim financial information included hereto is unaudited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim periods. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.




   Item 2.  Management Discussion and Analysis.

     Material changes in the financial condition of the issuer and in the results of its operations since the end of its last fiscal year and its results from the comparable period in its last fiscal year include the following.

     The issuer's other receivables at September 30, 1999 ("Q3") were $5,291 as compared to $101,633 at January 3, 1999 ("FYE"). Its restaurant equipment at Q3 was $359,285 as compared to $91,477 at FYE. Equipment increased because of equipment for the January opening of the Dallas Hudson's Grill. Accumulated depreciation accordingly increased at Q3 to $74,954 from $13,763 at FYE.

     Trade accounts payable decreased at Q3 to $247,462 from $291,772 at FYE. On the other hand, the current portion of long term debt increased to $57,879 at Q3 from $8,689 at FYE; also accrued liabilities increased at Q3 to $280,187 from $196,210 at FYE. Long term debt and capital lease obligations increased, too, at Q3 to $550,795 from $258,884 at FYE. These increases primarily are a result of the loans received during the first quarter to complete, open and operate the Dallas Hudson's Grill in Dallas that opened in January 1999. On the other hand, the other long term liabilities decreased at Q3 to $81,665 from $130,654 at FYE.

     Material changes in the results of operations of Q3 compared to the second quarter of 1998 ("Q98") include the following. Net sales increased in Q3 to $233,665 from $0 in Q98 as a result of the newly opened Dallas location. As a consequent, cost of sales increased to $225,241 in Q3 from $11 in Q98. Franchising revenues from restaurants decreased slightly from $68,760 in Q98 to $66,388 in Q3. Depreciation increased in Q3 to $20,166 from $1,984 in Q98 because of the increased equipment at the Dallas location. Thus, income from operations decreased substantially from a loss of ($11,522) in Q98 to a loss of ($36,095) in Q3.

     General and administrative expenses increased in Q3 to $120,392 from $112,954 in Q98. Interest expense increased because of the loans for the new Dallas restaurant; in Q98 there was $0 in interest expense, but in Q3 the Company incurred $20,166. Interest income likewise dropped from $15,028 in Q98 to $3,668 in Q3.

     Thus, the Company incurred a loss of ($52,593) (($.0087) per share) in Q3 as compared to a gain of $3,506 ($.0003 per share) in Q98.

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


                 PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.

     The registrant incorporates by reference its response in its Form 10-KSB filed with the Securities and Exchange Commission on May 12, 1999. The Pearlstein case has been dismissed. Additionally, the Company received a copy of a lawsuit that had been filed in California against it by Michael Miller and Ralph Norwood, current franchisees of the Company, alleging breaches of their franchise agreement. The Company believes the lawsuit was filed in an attempt to defend against a judgment that the Company has obtained in Texas against the franchisees. Mr. Miller has since filed personal bankruptcy, and the registrant is unsure what impact that will have on the lawsuit. The Texas judgment currently is being collected in California against the franchisee; however, at this time, the Company is unsure what it will collect, if anything, on its judgment against the franchisee. The registrant also has been served with a lawsuit stemming from the closure of the Lancaster, California location by the franchisee that operated at that location. The registrant feels that the lawsuit is without merit since it offered to operate that location, but was turned down by the landlord. The registrant believes that it will be served with a lawsuit from the landlord of the Pomona, California location of a previous franchisee. The Whittier lease lawsuit also continues, without any real possibility of settlement.

     Item 2.  Changes in Securities.

     There were no changes in securities or in the rights of the holders of the registrant's securities during Q3. Since the end of Q3, the directors decided to issue 600,000 shares to David Osborn, Clifford Osborn, and Robert Fischer, in exchange for some debt reduction.

     Item 3.  Defaults Upon Senior Securities.

     The registrant does not currently have any senior securities outstanding. Consequently, there are no defaults on senior securities.

     Item 4.  Submission of Matters to a Vote of Security Holders.

    There were no matters submitted to a vote of security holders during Q3.

     Item 5.  Other Information.

     The registrant does not have any material new information that has not already been disclosed in Forms 8-K, 10-QSB and 10-KSB filed since April 1, 1999, other than it plans to sell its Dallas Hudson's Grill because of its poor performance; it hopes to find a buyer by the end of the year and hopes to spin off the Hudson's Grill International, Inc., subsidiary in the early part of 2000.

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

     (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ending September 30, 1999, or shortly thereafter: none.




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


                                     Date:     November 19, 1999



      elink\filing\10QSB.993